Form 10-K
period 2021-12-31
HeartCore Enterprises, Inc.
filed 2022-03-31
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 001-41272

HeartCore Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0913420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-2-33, Higashigotanda, Shinagawa-ku Tokyo, Japan
(Address of principal executive offices) (Zip Code)

(206) 385-0488, ext. 100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HTCR	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The Nasdaq Capital Market on February 10, 2022. The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $2.62 per share of common stock as of March 28, 2022 was $20,170,377.

As of March 31, 2022, there were 18,915,943 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	the level of demand for our products and services;
●	competition in our markets;
●	our ability to grow and manage growth profitably;
●	our ability to access additional capital;
●	changes in applicable laws or regulations;
●	our ability to attract and retain qualified personnel;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
●	other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

This Business section, along with other sections of this annual report on Form 10-K, includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and we do not make any representation as to the accuracy of the information. Unless the context otherwise requires, “HeartCore,” “we,” “us,” “our,” or the “Company” refers to HeartCore Enterprises, Inc. and its consolidated subsidiary, including, but not limited to, HeartCore Co., Ltd.

Overview

We are a leading software development company based in Tokyo, Japan. We provide software through two business units. The first business unit includes a customer experience management business that has been in existence for 12 years. Our CXM Platform includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

The second business unit is a digital transformation business which provides customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. We also have an ongoing technology innovation team to develop software that supports the narrow needs of large enterprise customers.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2021, our sales and marketing organization was comprised of 45 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2021, our combined business units (customer experience management business unit and digital transformation business unit) had 839 total customers in Japan, of which 581, or 69.2%, were paying customers, and 24 total customers outside Japan, of which 2, or 1.0%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

3

Industry Overview

Customer Experience Management Business

Companies must manage a huge amount of content, collaborate with other kinds of business processes, and build infrastructure to fulfill customers’ needs. To make it happen, companies need a content management system that allows easy implementation of a wide range of features including content creation, analysis, search capability and access controls into their websites, and enables them to deliver and receive content at the best time responding market changes. A customer experience management system is also becoming essential for companies to manage customers and deliver personalized content based on the users’ behavior, device, location and context. A customer experience management system is also required to analyze big data to deliver even the subconscious wants and needs of customers. Furthermore, these capabilities are not supposed to be limited to general websites but also to various kinds of services such as E-commerce, smartphone sites, smartphone apps, social networking services, blogs, and digital signage. Content management systems and customer experience management systems need to provide rich features to fill the new generation of customers’ needs.

Digital Transformation Business

RPA is a technology that allows automation for a defined set of tasks. RPA robots can emulate most human-computer interactions to carry out error-free tasks at high volume and speed. Some common tasks RPA can do include: (i) invoice processing; (ii) process sales orders; (iii) account reconciliation; (iv) enterprise resource planning data entry for core processes such as finance, human resources, manufacturing, supply chain, services, and procurement; (v) employee onboarding; (vi) payroll; and (vii) data queries.

As companies have strived to automate, it has become more and more challenging to identify RPA opportunities. This has included uncovering processes that would be good candidates for automation and having fundamental metrics about those processes (via task mining and process mining technology) at their disposal – like utilization and the specific steps in the process if it is not already documented – to aid them in their decision.

Task mining is a technology that enables organizations to discover, understand, and analyze the tasks employees perform as they relate to completing larger processes. Task mining software works by monitoring the actions users take. A recorder is installed on an employee’s computer to capture their interactions in the different applications they use, recording data like keystrokes, clicks, data entry, etc., to uncover how tasks are completed within the organization. The purpose of using task mining software is to discover and understand the tasks employees are performing. The ultimate objective is to find ways to improve how those tasks are carried out or automate them to increase operational efficiency, reduce errors, and improve employee engagement.

Process mining is a technology that investigates the mountains of data in enterprise event logs to discover and present end-to-end processes that the organization is performing to complete work. Event logs are essentially banks of data that store different information. The benefit of process mining software is that it presents the process it successfully mined, along with the process’ variants and suggestions on how to optimize and improve that process. Like task mining, the most common use case for adopting process mining technology is to improve processes, with the ideal goal of automating them for all the benefits and returns that come with automation, like improved customer and employee experiences.

Industry Characteristics

Explosive Growth of Cloud-Based Applications Creating a New Era of IT Complexity. Businesses around the world are spending hundreds of billions of dollars to adopt applications that help advance digital transformation and drive competitive advantages. With the proliferation of cloud technologies and SaaS, traditional software suites have been disaggregated into point solutions. For example, human capital management software has been segregated across recruiting, payroll, benefits administration, and other key business functions. As a result, enterprises have transitioned from managing a handful of multi-purpose, largely on-premises applications to managing hundreds and even thousands of specialized point solutions deployed across on-premises, cloud, and hybrid environments. According to the Wall Street Journal, in 2019 the number of software applications deployed by large firms across all industries worldwide had increased by approximately 70% over the previous four years. These applications, which were generally not designed for interoperability, run in tandem with long-running, legacy technologies. The increasing volume of applications has a compounding effect on the complexity of business processes and the IT environments that support them.

The Benefits of Digital Transformation Have Yet to Make Their Way to the Workforce. Modern enterprise applications enable deep and nuanced functionalities, such as conducting personalized marketing campaigns, predictive service delivery, and real time visibility of goods movement across the supply chain. However, despite massive functional advancement, the true promise and potential of digital transformation—reallocating human capital towards cognitive, higher-value activities—remains elusive, which is limiting improvements in productivity. For example, in the United States, non-farm real output per hour grew 31% during the decade ended December 31, 2009, but only 13% in the subsequent decade ended December 31, 2019.

Individual Business Processes Rely on Multiple Business Applications, and Workers to Orchestrate Them. While specialized applications deliver extensive functionality, they do not account for the full spectrum of how work gets done. The proliferation of specialized applications has resulted in humans being the connective tissue in an enterprise, working across a wide range of applications that individually are not built to address the needs of the actual processes they are supporting. As a result, activities performed by many workers today are still manual, mundane, and administrative tasks, limiting workers from focusing on higher-value activities that can directly improve business performance.

Automation is the New Frontier of Competitive Differentiation. Enterprises are demanding a new approach to unify, tailor, and run applications without significant IT resources or changes to existing infrastructure. Automation enables organizations to design and optimize business processes to improve productivity and business performance. Additionally, automation solutions that can accurately and consistently emulate human behavior can work within existing business processes in a way that traditional applications cannot. This allows businesses to harness the power of specialized applications in a differentiated manner. With the ability to emulate human behavior, this new approach to automation is disrupting traditional automation and transforming data-processing work by allowing customers to find efficiencies without materially changing business processes and supporting infrastructure.

Empowering Workers to Automate their Personal Workflows is Leading to a Democratization of Automation. The emerging workforce is graduating with increasingly advanced technical skills and training in automation. Individuals are entering the workforce with higher expectations related to job impact, satisfaction, and efficiency, and view software as a driving force in realizing those expectations. As a result, organizations are looking to empower workers with tools to optimize the more tedious parts of their jobs. The combination of technology that can emulate human behavior and a workforce with the knowledge and tools to create their own automations has enabled enterprises to begin to automate a significant number of use cases, from individual tasks to enterprise-wide processes.

Cost of Skilled Human Capital is Accelerating the Evolution Towards the Fully Automated Enterprise. The cost of skilled human capital continues to rise due to growing demand. We believe it is increasingly imperative for enterprises to leverage automation to liberate workers from menial, repetitive, and less productive tasks and to better utilize the positive qualities that only humans have, such as abstract thinking, making connections, dealing with ambiguity, creativity, innovation, passion, and community engagement. We believe this will drive business value and greater employee engagement. According to a 2020 Gallup study, business units with highly engaged employees are more present and productive; more attuned to the needs of customers; and more observant of processes, standards, and systems. When taken together, the behaviors of highly engaged business units result in 21% greater profitability.

Limitations of Existing Offerings

A number of technology companies have attempted to address the automation needs of organizations through the application of business process management, application development software offerings, RPA tools, and AI point offerings, as well as other horizontal software applications. However, these existing offerings are challenged by a number of inherent limitations, including:

Lack of An End-to-End Software. Many existing automation software offerings are point technologies and cannot offer end-to-end automation capabilities on an integrated software.

Not Capable of Emulating Human Behavior, Relying too Heavily on APIs. Many existing offerings do not effectively integrate AI computer vision and machine learning (“ML”) capabilities needed to accurately identify and emulate human actions in conjunction with APIs. Without these capabilities, organizations are limited to pursuing automation only within the narrow pathways permitted by existing APIs. Even when applications have an API, the functionality provided often does not fully capture what is required to conduct the business process. As the scope of a task or process expands from a single, discrete action to a sequence of multiple steps and sub-processes, the limitation in scope and complexity of supported API actions becomes more of an impediment to fully emulating the process. This frequently prevents this work from being truly automated solely through APIs alone. Bringing APIs together with an emulative approach made possible by AI computer vision and machine learning greatly expands the use cases for automation.

Inability to Automate Across Applications. While business processes typically involve multiple applications, many existing automation capabilities are built into specific applications and are limited in their ability to automate business processes across multiple applications. Accordingly, we believe enterprises build inefficient business processes to compensate for limited cross-functional automation capabilities.

Difficult to Link AI Capabilities to Execution. AI and ML (“AI/ML”) capabilities are needed to automate cognitive, high-value tasks. In recent years, enterprises have made significant investments in developing AI/ML models. However, it is difficult to leverage these models as the environments for developing them, typically used by data scientists, are distinct from the environments where processes are carried out, typically by employees using enterprise applications. This separation of environments limits the ability of an organization to deploy models that are necessary to automate complex processes.

Need to Change an Enterprise’s Underlying Infrastructure. Existing offerings generally are unable to emulate the human’s role in executing a business process, requiring organizations to make significant changes either to their applications and infrastructure or to the business processes themselves. The costs associated with changing underlying infrastructure and business processes make it uneconomical to automate anything outside of narrowly defined, high-volume tasks.

Unable to Realize Full Value of Automation Throughout an Organization. Existing solutions do not typically make automations accessible to everyone within the organization as they are often built with non-intuitive user interfaces and code heavy technology stacks. These solutions are too technical for most knowledge workers, limiting their application to a small number of use cases and users with significant developer experience. Existing solutions also frequently require additional time and resources to enable the resulting automation to be used by non-technical workers or to adapt the automation to nonstandard circumstances and environments.

Lack Governance Capabilities at Scale. Existing offerings do not typically offer centralized, secure governance capabilities to enforce, manage, and deploy organizational development standards.

Difficult to Deploy. We believe existing automation solutions generally require complicated, invasive implementation processes that, in turn, require extensive upfront and ongoing training and time commitment. This makes it difficult to build and maintain automations, resulting in the persistence of manual processes throughout enterprises.

Lack of Openness and Interoperability. Many existing solutions are not modular and lack the ability to integrate new, third-party technologies and operate with customized applications. Enterprises using these solutions are locked into a limited set of proprietary options not built for the future.

Lack of an Engaged Community of Automation Developers. Many existing automation vendors do not have open software and have not invested the time and resources required to cultivate a vibrant ecosystem of automation developers that freely exchange innovations and best practices.

Addressable Market

Our software addresses the market for intelligent process automation, which, in February 2021, International Data Corporation estimates to grow at a five-year compound annual growth rate of approximately 18.4% to $37.9 billion by the end of 2024. However, we believe that this does not fully encompass the opportunity associated with our vision of the fully automated enterprise.

According to an estimate by Bain & Company in the report Beyond Cost Savings: Reinventing Business Through Automation, the expansion of automation software by incorporating broader capabilities and technologies has increased the size of the addressable market for automation software to approximately $65 billion.

The size of our addressable market opportunity is underpinned by the substantial amount of business processes that could be improved through automation but are not currently automated. According to Forbes, there are more than 1 billion knowledge workers globally as of December 10, 2020. We expect our estimated global market opportunity will continue to expand as customers increase the size of their business units and hire additional employees, resulting in a greater number of users and processes that can benefit from automation throughout these enterprises. Additionally, we believe that we are unlocking a myriad of still unexplored automation possibilities as we continue to contribute to this market. We believe those possibilities represent a significant greenfield opportunity for us.

Organizations across the world are only beginning to understand the power of automation and we believe we are at the forefront of a revolution in the way that people do work. We believe that the opportunity that lies ahead of us is largely untapped and has the potential to be one of the largest ever in enterprise software.

Our CXM Platform

Our CXM Platform includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

We focus on selling our CXM Platform to mid-market business-to-business companies, which we define as companies that have between 100 and 5,000 employees. We sell our CXM Platform on a subscription basis. As of December 31, 2021, our combined business units (customer experience management business unit and digital transformation business unit) had 839 total customers in Japan, of which 581, or 69.2%, were paying customers and 24 total customers outside Japan, of which 2, or 1.0%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

Advantages of our CXM Platform

Our CXM Platform features a central database of lead and customer interactions and integrated applications designed to help businesses attract visitors to their websites, convert visitors into leads, close leads into customers, and fulfill the needs of customers so they become promoters of those businesses.

Designed to Help Companies Grow Better. Our CXM Platform was architected from the ground up to enable businesses to transform their marketing, sales, services, and content management playbook to meet the demands of customers today. Our CXM Platform includes both a system of record for maintaining a unified view of the customer experience and a system of engagement for efficiently engaging customers through search engine optimization, web content, social, blogging, email, marketing automation, messaging, support ticketing, knowledge base and more. And it is also easy to integrate with customer data platforms.

Ease of Use of a Single, Extensible Platform. We provide a set of integrated applications on a common platform, which offers businesses ease of use and simplicity. Our CXM Platform has one login, one user interface, one database, and one team for support. Our CXM Platform starts free and grows with our customers. It is designed to scale its power and technical sophistication without losing its ease-of-use. In addition to being a comprehensive suite itself, our CXM Platform seamlessly integrates with external applications, making it easy to extend the functionality of our CXM Platform and customize it for any business.

Power of a Unified Customer View. At the core of our CXM Platform is a single customer experience management database for each business that captures its lead and customer activity throughout the customer lifecycle. Our CXM Platform creates a unified timeline incorporating all the interactions with a particular customer. In contrast to many customer experience management system suites which are cobbled together, we have a set of core functionalities, including reporting, content, messaging, data, and automation, which runs across our product lines, which we refer to as functions.

Scalability. Our CXM Platform was designed and built to serve a large number of customers with demanding use cases. Our CXM Platform currently processes billions of data points each week, and we use leading global cloud infrastructure providers and our own automation technology to dynamically allocate capacity to handle processing workloads of all sizes. We have built our CXM Platform on modern, scalable distributed technologies. We built the infrastructure to support hundreds of microservices and can easily add new features and capabilities to the CXM Platform. We utilize a variety of open-source distributed systems including customer data platform and consent management platform to scale our data collection and processing. Our scalability gives us flexibility for future growth and enables us to service a large variety of businesses of different sizes across different industries.

Extensible and Open Architecture. Our CXM Platform features a variety of open APIs that allow easy integration of our platform with other applications. We enable our customers to connect our platform to their other applications, such as ecommerce, event management and videoconferencing applications. By connecting third-party applications, our customers can leverage our centralized inbound database to perform additional functions and analysis.

CXM Platform Functions

Our CXM Platform features integrated applications and tools that enable companies to create a cohesive and adaptable customer experience. Each function can be used standalone or in conjunction with the other functions. Our functions are available in both free and paid tiers (i.e., Starter, Professional and Enterprise) with gradually increasing levels of functionality that support the needs of our customers as they see success with our tools and their businesses grow.

Customer Experience Management. The core of our CXM Platform is a single database of lead and customer information that allows businesses to track their interactions with contacts and customers, manage their sales activities, and report on their pipeline and sales. This allows a complete view of lead and customer interactions across all of our integrated functions, giving our CXM Platform substantial power. This integration makes it possible to personalize every aspect of the customer interaction across web content, social media engagement, and email messages across devices, including mobile. The integrated functions on our CXM Platform have a common user interface and are accessed through a single login. There is a free version of our CXM Platform that can be used standalone, or with any combination of content management systems function, marketing function, sales function, and/or service function.

Marketing Function. The marketing function is an all-in-one toolset for marketers to attract, engage, and nurture new leads towards sales readiness over the entire customer lifecycle. The marketing function is available in both free and paid tiers, and can be used standalone, with our customer experience management system, a third party customer experience management system, and/or any version of content management systems function, sales function or service function. Features include marketing automation and email, social media, search engine optimization, and reporting and analytics.

Sales Function. We designed the sales function to enhance the productivity and effectiveness of sales teams. Businesses can empower their teams with tools that deliver a personalized experience for prospects with less work for sales representatives. The sales function is available in both free and paid tiers, and can be used with our customer experience management system, a third party customer experience management system, and/or any version of marketing function, content management system function or service function. Features include email templates and tracking, conversations and live chat, meeting and call scheduling, lead and website visit alerts, sales automation, and lead scoring.

Service Function. The service function is our customer service software that is designed to help businesses manage and connect with customers. The service function is available in free and paid tiers, and can be used standalone, with our customer experience management system, a third party customer experience management system, and/or any version of marketing function, content management system function or sales function. Features include tickets and help desk, automation and routing, knowledge base, team emails, feedback and reporting tools, and set customer goals.

Content Management System Function. Our content management system function combines the power of customer experience management and a content management system into one integrated platform. Our content tools enable businesses to create new and edit existing web content while also personalizing their websites for different visitors and optimizing their websites to convert more visitors into leads and customers. Our content management system function can be purchased as a standalone product, with our customer experience management system, a third party customer experience management system, and/or with any version of marketing function, sales function, or service function. Features include manage website pages, business blogging, smart content, landing pages and forms, search engine optimization tools, forms and lead flow, web analytics reporting, calls-to-action, and digital asset management and product information management file manager.

Platform Application (“App”) Partners. Businesses that use software outside of our software can leverage our ecosystem of third-party integrations. We make it easy to find and install new or existing software solutions that complement our CXM Platform. Over 20 integrations and applications are available for our users, across a wide range of categories, including integrations with leading social media, email, sales, video, analytics, content and webinar tools.

CXM Platform Services

We complement our product offerings with professional services, customer success and support, which we view as critical elements of ensuring the long-term retention of our customers. The majority of our services and support is offered over email, phone, chat applications and via web meeting technology rather than in-person, which is a more efficient business model for us and our customers.

Professional Services. We offer professional services to educate and train customers on how to leverage our CXM Platform to transform how their business attracts, engages and delights customers. Depending on which functions and services a customer purchases, they receive one-on-one training and guidance from one of our onboarding or technical specialists by web meeting and can purchase additional group training and education in online or in-person classes. Our professional services are also available to customers who need additional assistance on a one-time or ongoing basis for an additional fee.

Customer Success. Our customers have access to a customer success manager or customer success team which are responsible for our customers’ long term success, retention and growth on the CXM Platform. Our customer success managers and customer success teams address the unique needs and goals of our customers through a series of ongoing interactions and strategy calls on how to best engage and use our CXM Platform.

Support. In addition to assistance provided by our online articles and customer discussion forums, we offer phone and/or email and chat-based support, which is included in the cost of a subscription for our Hubs. Phone support is available starting at the Professional product level for all functions while email and chat-based support is available for Starter functions. We strive to maintain an exceptional quality of customer service. We continuously monitor key customer service metrics such as ticket resolution rates, and we monitor the customer satisfaction of our customer support interactions. We believe our customer support is an important reason why businesses choose our CXM Platform and recommend it to their colleagues.

CXM Platform Technology

Our customers have chosen us as their CXM Platform, which we architected and built to be secure, highly distributed and highly scalable. Since our founding, we have embraced rapid, iterative product development lifecycles, cloud automation and open-source technologies, including big data platforms, to power marketing, sales, service, and content management programs and provide insights not previously possible or available.

Our CXM Platform is a multi-tenant, single code-based, globally available software-as-a-service delivered through APIs, web browsers or mobile applications. Our commitment to a highly available, reliable, and scalable platform for businesses of all sizes is accomplished through the use of these technologies.

Platform Approach. We built our customer experience management system on a single platform with reusable and composable libraries, allowing us to rapidly address new feature areas and bring new products to market that have a consistent user experience and data model. We have built this platform with scale in mind, supporting thousands of components including hundreds of microservices.

Modern Database Architecture. We process billions of data points weekly across various channels, including social media, email, search engine optimization and website visits, and continue to drive nearly real-time analytics across these channels. This is possible because we built our database from the ground up using distributed big data technologies such as content delivery network, Edge computing and customer data platform to both process and analyze the large amounts of data we collect. We also utilize cloud environment to operate customer data at scale, allowing our engineers to choose the best datastore for each task.

Agility. Our infrastructure and development and software release processes allow us to update our platform for specific groups of customers or our entire customer base at any time. This means we can rapidly innovate and deliver new functionality frequently, without waiting for quarterly or annual release cycles. We typically make a significant number of customer data updates to our software platform in a single day, enabling us to gather immediate customer feedback and improve our product quickly and continuously.

Cost Leverage. Because our CXM Platform was built on an almost exclusive footprint of open-source software, own developed source code and designed to operate in cloud-based data centers, we have benefited from large-scale price reductions by these cloud computing service providers as they continue to innovate and compete for market share. As our processing volume continues to grow, we continue to receive larger volume discounts on a per-unit basis for costs such as storage, bandwidth and computing capacity. We also believe that our extensive use of open-source software will provide additional leverage as we scale our CXM Platform and infrastructure.

Scalability. By leveraging leading cloud infrastructure providers along with our automated technology stack, we are able to scale workloads of varying sizes at any time. This allows us to handle customers of all sizes and demands without traditional operational limitations such as network bandwidth, computing cycles, or storage capacity as we can scale our platform on-demand.

Reliability. Customer data is distributed and processed across multiple data centers within a region to provide redundancy. We built our CXM Platform on a distributed computing architecture with reduced single points of failure and we operate across data center boundaries daily. In addition to datacenter level redundancy, this architecture supports multiple live copies of each data set along with snapshot capabilities for faster, point-in-time data recovery instead of traditional backup and restore methodologies.

Security. We leverage industry standard network and perimeter defense technologies, distributed denial-of-service, protection systems (including web application firewalls) and enterprise grade domain name system services across multiple vendors. Our data-center providers operate and certify to high industry compliance levels. Due to the broad footprint of our customer base, we regularly test and evaluate our platform with trusted third-party vendors to ensure the security and integrity of our services.

Digital Transformation Solutions

Our mission is to unlock human creativity and ingenuity by enabling the fully automated enterprise and empowering workers through automation.

The modern enterprise is complex as employees must navigate an ever-increasing number of systems and applications to perform their day-to-day work. This dynamic forces workers to constantly execute manual, time-consuming, and repetitive tasks to get their work done. The friction faced by workers often results in lost productivity that can have a direct impact on a company’s bottom line. Traditional automation solutions intended to reduce this friction have generally been designed to be used by developers and engineers, rather than the employees directly involved in executing the actual work being automated. As a result, employees are limited by the lack of flexibility of these traditional automation technologies causing employee productivity, innovation, and satisfaction to suffer.

Our software is designed to transform the way humans work. We provide our customers with a robust set of capabilities to discover automation opportunities and build, manage, run, engage, measure, and govern automations across departments within an organization. Our software leverages the power of AI based computer vision to enable our software robots to perform a vast array of actions as a human would when executing business processes. These actions include, but are not limited to, logging into applications, extracting information from documents, moving folders, filling in forms, and updating information fields and databases. Our robots’ ability to learn from and replicate workers’ steps in executing business processes drives continuous improvements in operational efficiencies and enables companies to deliver on key digital initiatives with greater speed, agility, and accuracy.

Our software is designed to interact with and automate processes across a company’s existing enterprise stack. As a result, our customers can leverage the power of our software with lower overall IT infrastructure cost. Our software enables employees to quickly build automations for both existing and new processes. Employees can seamlessly maintain and scale automations across multiple deployment options, constantly improve and evolve automations, and continuously track and measure the performance of automations, all without substantial technical experience.

At the core of our automation software is a set of capabilities that emulates human behavior, which provides our customers with the ability to automate both simple and complex use cases. Automations on our software can be built, consumed, managed, and governed by any employee who interacts with computers, resulting in the potential for broad applicability of our software across departments within an organization. Society is at a turning point in how organizations execute work, and we believe the ability to leverage software to enrich the employee experience will unlock tremendous value and efficiency opportunities. While we are still in the early days of a multi-year journey to the fully automated enterprise, momentum is growing as organizations across the world are only now beginning to understand the power of automation.

Many of our customers expand the scope and size of use cases of our software across their organizations as they quickly realize the power of our software. We believe that the success of our land-and-expand business model is centered on our ability to deliver significant value in a very short time. We grow with our customers as they identify and expand the number of business processes to automate, which increases the number of robots deployed and the number of users interacting with our robots. Our ability to expand within our customer base is demonstrated by our net retention rate, which represents the rate of net expansion of annualized renewal run-rate from existing customers over the last 12 months. Our net retention rate for our paying customers of our digital transformation business unit (RPA business) was 45%, 52% and 75% as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The reduction in the net retention rate was due to a number of small and medium-sized customers cancelling their contracts due to the COVID-19 pandemic.

Advantages of our Solutions

Our mission is to be at the forefront of innovation and thought leadership in enterprise business automation, analyzing enterprise users’ desktops and mission-critical systems, and creating end-to-end software that provides business automation based on the results of that analysis and further simulating the numbers. We create end-to-end software that provides business automation. Our software uses a combination of RPA, task mining, and process mining to remove pain points in business operations, allowing software robots to emulate human behavior and perform specific business processes, thereby eliminating the need for employees to perform specific manual or routine tasks. This allows employees to focus on higher value-added tasks, and also allows them to seamlessly automate business processes, from legacy IT systems and on-premise applications to new cloud-native infrastructure and applications, without making significant changes to the organization’s underlying technology infrastructure. It can seamlessly automate business processes. Our software enables you to automate legacy mission-critical systems as well as work without desktops, and automate across multiple applications where no APIs exist. It is also intended to be used by employees within an enterprise, and supports a variety of use cases, from simple tasks to complex business processes over time.

Key Benefits to Organizations

Our software is built to help companies run their operations in a fully automated manner. Our solutions are designed to remove the friction that exists between employees and departments by increasing operational transparency, fostering collaboration between departments, and allowing people to focus on the work that matters. In addition, companies can deploy highly customized robots to support agile and fast automation creation, while reducing the overall cost of their IT infrastructure. Our goal is to shorten the time to value creation, increase efficiency, and drive innovation. Our software delivers the following key benefits to enterprises:

Empower Customers to Achieve Digital Transformation. Our software makes it fast and easy to drive digital transformation, which is typically time-consuming. Companies use our solutions to continuously discover and automate both simple tasks and complex business processes to increase operational efficiency and digital transformation. Our software reduces the time it takes for people to complete tasks from days and hours to minutes and seconds, allowing employees to focus on more creative, mission-critical, and innovative work. As a result, our software helps companies accelerate innovation, improve productivity, create competitive differentiation, and enrich the employee and customer experience. We help companies achieve true digital transformation.

Build Business Resiliency and Agility into Digital Business Operations. Our software provides our customers with the flexibility they need to operate under ever-changing conditions. A company’s operations change over time. If companies have to modify their robots each time a change occurs, true efficiency will not be achieved. Our software robots are not only capable of performing tasks just like humans, but they can also keep changing as the business changes. Our robots can be deployed manned, unmanned, desktop, server-side, or hybrid, and can adjust seamlessly as conditions change. If necessary, they can also utilize spare resources in the enterprise (such as desktops at midnight) to perform time-consuming tasks and processes. Our software provides our customers with the ability to have a virtually unlimited digital workforce that operates 24/7, resulting in a more efficient and less error-prone digital workflow.

Fast Time-to-Value. We believe that our solutions provide companies with an immediate return on investment. Our software can be easily installed on any operating system, or company. It is also designed to be intuitive, minimizing the need for time-consuming and costly implementation and training. With automatic recording and playback capabilities, workers can create robots by simply performing routine tasks. Our simulation feature also allows us to verify the efficiency of the automation before it goes live and measure its effectiveness. By using our software, customers can reap significant benefits such as improved costs and increased worker productivity.

Organization-Wide Automation. Powerful, easy-to-use software allows workers across an enterprise organization to automate their work. Our software is designed to automate any business process or task, from individual desktop tasks to complex mission-critical business processes for departments across the enterprise. It also provides development software that does not require technical skills, allowing any employee in the organization to spread the automation. This will help spread automation throughout the organization as employees across departments and job functions use our technology to improve their performance.

Inspect, improve, and analyze business execution. Our solutions provide visibility into how work is actually being done in the enterprise, enabling our customers to understand, identify, and execute automation opportunities on an ongoing basis. For example, if there is duplication of work between multiple departments, you can choose to automate one of them but not the other. This allows us to optimize the automation. Our solution leverages advanced process discovery techniques and ML models from actual log data to understand individual patterns for executing work and address bottlenecks and inefficiencies. It is a very powerful solution that can optimize the entire company.

Improve Employee Productivity, Experience, and Satisfaction. By using our solutions, companies can achieve true digital transformation and establish a better work environment for their workers. With our software, enterprise workers will be able to automate tasks that can be used and operated efficiently and automate time-consuming manual tasks. We believe that this will improve the overall experience of our customers’ employees and allow them to focus on developing higher value-added skill sets. As a result, our clients will be able to retain a high-value, engaged workforce that is capable of delivering optimal business results.

Improve Accuracy and Compliance with Speed. Operations automated by our software are designed to be performed consistently as designed, allowing companies to achieve greater accuracy. For example, a sudden change in the user interface of a website will not affect the execution of the robot. It is very highly adaptive and is designed to eliminate human errors and inconsistencies that are common to workers who do their work manually. The work performed by the robot generates a log that can be reviewed and monitored at any time, allowing administrators to better control and comply with the work.

Enhance Customer Experiences. Companies can use our robots to solve known problems faster and more efficiently. We can also identify potential problems and help solve them. Business is always changing, and our software allows employees to focus on addressing critical customer issues and concerns, rather than performing repetitive, routine, and low-value tasks. Our robots improve the overall speed, accuracy, and effectiveness of a company’s customer service, increasing customer retention and loyalty.

Key Benefits to Employees

Our software is designed to eliminate the need for employees to execute low-value, manual tasks, freeing up time to focus on more meaningful, strategic work. We believe that this, in turn, causes employees to feel empowered and be more valuable in contributing to broader organizational goals. “Robotics Engineer” is one of the fastest emerging job roles globally, with LinkedIn reporting a 40% compound annual growth rate in job postings from 2015 to 2019. According to a survey conducted by International Data Corporation, 53% of respondents indicated that AI and robotics would have a positive impact on jobs in their companies. Additionally, according to a survey published in UiPath, Inc.’s 2020 “State of the RPA Developer Report,” 84% of respondents believe that having RPA skills would positively impact their future career moves.

We believe the democratization of automation leads to the following benefits tied to an improved employee experience:

●	greater professional fulfillment and job satisfaction;
●	increased creativity and innovation;
●	improved performance and accuracy;
●	enhanced skillsets;
●	increased autonomy and job opportunities; and
●	more collaboration and better human interactions.

Our Digital Transformation Software

Our software is purpose-built to advance the next generation of automation. By addressing the complete lifecycle of automation, including identifying specific tasks and processes to automate, building and managing automation software robots, deploying them to execute processes, and measuring their business impact, our software is intended to address a wide and diverse array of automation opportunities, including complex, long-running workflows. We believe our software delivers compelling ease-of-use and intuitive user experiences through our low-code development environment and seamlessly integrates with an ever-expanding ecosystem of third-party technologies and enterprise applications without changing the existing infrastructure of an organization. In doing all of this, we enable businesses to redefine the relationship between enterprise applications and business processes.

Our software encapsulates seven modular product pillars that together address the automation lifecycle within an enterprise:

●	Robot Automation Portal. Our RPA and Robot Automation Portal products combine AI with desktop recording, back-end mining of both human activity and system logs, and intuitive visualization tools, enabling users to discover, analyze, and identify unique processes to automate in a centralized portal.
●	Recorder. Our RPA products are low-code or no-code development environments with easy-to-use, drag-and-drop functionality that users in an organization can learn to use to create attended and unattended automations without any prior knowledge of coding.
●	Object-Oriented. The products in our automation category offer centralized tools designed to securely and resiliently manage, test, and deploy automations and ML models across the entire enterprise, with seamless access, enterprise-grade security, and endless scalability of data.
●	Orchestration. With our RPA products, an enterprise can deploy our robots in highly immersive attended experiences or in standalone, unattended modes behind the scenes, and can leverage hundreds of native connectors built for commonly used line-of-business applications.
●	GUI and CUI interface. With our RPA products, there are multiple ways for users to remain connected and interact with robots, whether they are running in a data center, in the cloud, or right on their desktop. This capability allows our customers to manage long running processes that orchestrate work between robots and humans.
●	Monitoring. Our RPA products enable users to track, measure, and forecast the performance of automation in their enterprise.
●	Governance. We offer powerful, centralized governance capabilities designed to help businesses ensure compliance with business standards.

Our software is powered by the following key differentiating elements that are necessary for end-to-end automation within today’s enterprise:

●	AI Computer Vision. Our robots are powered by a multi-pronged approach, combining proprietary computer vision technology that uses highly-trained AI with technical introspection of visual hierarchy to dynamically recognize and interact with constantly changing elements of on-screen documents, images, and applications.
●	Document Understanding. We combine our proprietary computer vision technology with optical character recognition, natural language processing, and a variety of ML technologies to classify and extract data from unstructured, semi-structured, and structured documents and images, handwriting, and scans.
●	Low-Code Development Experiences. Our software is built to be intuitive and easy to use with low-code, drag-and-drop development tools, and interfaces that knowledge workers can understand.
●	Widespread and Rich Human and Robot Interaction. Our software facilitates a broad array of interactions between humans and robots, allowing users to easily engage with robots when, where, and how they want.
●	Enterprise-Grade Governance and Security. We deliver centralized governance and data security capabilities built for businesses to securely and resiliently deploy and manage automations at enterprise scale.
●	Open and Extensible Software Architecture. Our software delivers both user interface automation and API integration on a single software. We offer hundreds of out-of-the-box, native integrations with a wide range of enterprise applications and productivity tools from our technology partners.
●	Flexible Deployment. We have built our software to be multi-tenant and deployable across on-premises, private and public cloud, and hybrid environments to meet any level of scaling, availability, and infrastructure requirements.

HeartCore Community

We have created and cultivated a vibrant, global network of nearly several hundred thousand automation professionals who are building and sharing automations that are transforming work and their organizations.

Our Digital Transformation Products

Our software is built so that automation processes can be used throughout the enterprise. Customers can either adopt our products as a unified solution or use a subset of our products for each.

Discover

Process Mining. Process mining visualizes the event logs generated through various systems and applications by connecting them in chronological order and by pattern, by using process mining tools. This enables us to identify problems and their causes, such as exception processing that creates a burden for corrective actions, insufficient segregation of duties and rule deviations, inefficient business processing, bottlenecks, etc., so that we can improve our business effectively and speedily. In addition, if using the function to evaluate whether or not there is a problem by using the best practices of business processes as benchmarks, it becomes easier to examine the image of appropriate business processes. Furthermore, by updating the data to be captured and monitoring it continuously, it is possible to recognize the performance of business quality, changes, and anomalies in a timely manner, which can lead to improvements.

Currently, business process reforms are rapidly advancing, as exemplified by the automation of routine tasks through the introduction of RPA. In business process reform efforts, business processes have traditionally been visualized and evaluated in order to identify inefficient operations that need to be improved. However, these methods require a great deal of time and effort, such as interviewing the person in charge of the business, manually transcribing the contents of the business manual, which lacks accuracy and completeness, into a business flow, and repeatedly checking and revising the transcribed contents with various parties involved in the business. Furthermore, depending on the level of understanding and risk sensitivity of the interviewees, infrequent exceptions and so-called local rules were sometimes overlooked.

One of the concepts that will drive and enhance digital transformation is digital twin technology. Digital twin technology reproduces what is happening in a factory in a computer, for example, by outputting logs of information on machine tools, manufacturing equipment, and products in production, and putting the logs into process mining. It is also called a digital twin organization, which is an organization model that makes it easier to understand and manage business processes in real time, and to plan for the future. Using a model that behaves like a twin of a real factory system, it is possible to test the effects of production conditions that are not possible in reality, to test processes for efficiency, and to predict fatigue when manufacturing equipment is kept running. This factory simulation environment can reproduce the same environment as in reality.

In the 5G era, local 5G will be able to collect even more detailed logs of the factory. This will increase the accuracy of the simulations and enable even more advanced operational efficiency. By recreating not only factories but also white-collar workplaces in a digital twin, it will be possible to identify problems, eliminate bottlenecks, change workflows, and reform work styles.

Task Mining. Task mining is a method of analyzing individual PC operations of staff engaged in various tasks, i.e., detailed PC operation log data such as “application launch,” “screen launch,” “file open,” “mouse click,” “text input,” “copy and paste,” etc., to discover issues and problems. Task mining can highlight task-level issues such as, for example, whether a series of tasks to convert paper documents into digital data by reading them with OCR is taking longer than expected (inefficient tasks), or copying and pasting from email body to Excel is repeated with high frequency (repetitive tasks).

The merit of task mining is that it can point out issues and problems related to tasks, i.e., the various tasks that individual staff members perform on their PCs, based on facts such as the actual time required and the number of tasks processed. Conventional business analysis based on interviews can only provide information based on the subjective and sensory perceptions of the workers themselves, and the accuracy and reliability of the analysis results are not always high. In addition, the on-site measurement work by a researcher with a stopwatch was not only time-consuming and costly, but also had the possibility of adversely affecting the work itself of the workers to be measured. On the other hand, in the case of task mining, since the analysis targets the PC operation logs automatically collected through the sensors (agents) installed on each PC, the flow of work based on the facts as they can be reproduced. Therefore, the analysis results are extremely accurate and reliable. Moreover, it does not place a burden on the person in charge in the field.

Using task mining, the time and cost of collecting detailed business data can be significantly reduced and because it is fact-based, highly accurate and reliable analysis results can be obtained.

Manage

Robot Automation Portal. Our Robot Automation Portal is a web portal that allows customers to monitor and manage automation with RPA over a TCP/IP network (Internet and/or Intranet). The Robot Automation Portal records the results generated from the time the robot machine is registered in the portal. Customers can manage and operate all RPA robots in their company, and also report the results and monitor their status. Our Robot Automation Portal also provides an orchestration function that allows customers to send a robot to a terminal where RPA is not installed, run it in free time, and return only the results. This allows our clients to make full use of their internal resources.

Orchestrator. Our Orchestrator can provision, deploy, trigger, monitor, measure, and track the successful operation of robots on any supported device, and when combined with the Robot Automation Portal, it does so through a GUI interface.

CUI interface. There are many cases where GUI is not available for servers such as Linux and UNIX, etc., so our RPA also has a CUI command interface.

All robots are provided as JAR files, so as long as customers have a Java environment, they can run the robots and automate their operations without installing RPA.

Run

Development RPA. It is possible to create robots freely using flowcharts in a GUI interface, or to create robots by coding in the same way as Java development, using an interface similar to a Java IDE. It also comes with three types of OCR, making it suitable for creating a business robot that scans documents.

Execution RPA. The license is only for running the robot. Only one robot can be run simultaneously per license. The execution environment can be any device and any operating system. Although there is only one concurrent execution, there can be an unlimited number of installations.

Measure

When we start to automate with RPA robots, we tend to automate even tasks that would be more efficient without automation. This is an ironic result of automation becoming inefficient, but it is difficult to identify. Using our simulation and reporting functions, it is possible to identify inefficient automated tasks and change them to efficient operations. That may possibly be tasks that are performed by people, but the cost will vary greatly.

Govern

We offer powerful, centralized governance capabilities designed to ensure compliance with business standards. Our software balances compliance with empowerment through granular control of what can be automated, who can build and publish automations, and complete lifecycle management with role-based access control and enforcement. Governance capabilities are embedded across our software. The combination of our measurement and governance capabilities are critical as they are key to enterprise-scale automation programs and are a differentiated feature of our software.

Sales and Marketing

We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by a high velocity inside sales team focused on small and mid-sized customers as well as a global strategic sales team focused on the largest global customers.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2021, our sales and marketing organization was comprised of 16 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. Our sales and marketing strategy is focused on driving growth through selling products to new customers and driving expansion within our existing customers. Our products officer, together with our sales, marketing, and executive teams, promote our brand by working to cultivate long-term relationships with current and prospective customers, expand our partnership network and foster our developer community.

We sell our solutions through a direct sales team and through channel partnerships. Our sales organization is segmented into three areas: enterprise sales, which sells to large businesses and public sector organizations; high-velocity inside-sales, which is focused on landing a high volume of new small and mid-sized customers; and a global strategic sales team focused on the largest strategic global accounts. Additionally, our sales team is supported by our renewals team that is focused on identifying upsell potential for our sales team and handling the operations behind the renewal. In collaboration with the sales team, they can also help execute on small upsells so that our field sellers can focus on the larger opportunities. Supplementing our direct sales organization are channel sales partnerships with system integrators, regional developers, business process outsourcing providers and distributors. Our channel partners enable us to extend our local and global reach, in particular with smaller customers and in geographies where we have less direct sales presence. Additionally, our customer success team on-boards new customers and accelerates expansion within our largest customers. Our enterprise and high velocity teams are organized regionally across Japan. In Japan, we maintain specialized vertical teams within our enterprise sales organization that concentrate their efforts on selling into banking and financial services, healthcare, and government entities. Our sales organization is supported by a team of pre-sales engineers and our professional services organization that offer technical expertise to help customers speed adoption and return on investment.

We sell to organizations of all sizes across a broad range of industries, with a focus on enterprise customers. Our go-to-market strategy is focused on a model. Our ability to expand within our existing customer base is facilitated by the breadth of our software. Our customers frequently see rapid time to value with our products, and we are able to quickly expand sales within organizations as customers add features, expand use cases and increase the number of software robots beyond their initial deployment. The potential for broad applicability of our software enables us to sell across all levels of an organization, from the C-Suite to the IT department, and to sell into multiples departments within an enterprise, which reduces friction for expansion of our products across the enterprise.

Our marketing team drives brand awareness, cultivates a large and growing community, and drives demand through a combination of global and local campaigns. We employ a variety of marketing tactics to reach prospective customers, including community evangelism, in-person and digital events, content marketing, digital advertising, search optimization, partner marketing, social media, and public relations. We host and present at regional and global events, which both launched during the COVID-19 pandemic, to share customer success stories, developer breakthroughs, and analyst insights and to deepen customer relationships.

A key marketing objective is to have prospective customers try our software. We provide easy access to our software through our website and partner portal. This ‘try-before-you-buy’ strategy has been a key driver of developer education and future customer purchases of our products and software. To democratize automation, we offer a free Community Edition to small businesses, university students, and individuals. Our Enterprise Trial edition, which is a time-limited license, provides prospective customers with full functionality of our software to learn, build, and deploy automations. We nurture users through their trial license by providing training and certifications through our Academy, detailing best practices and use cases, and offering continuous support through our interactive forum or pre-sales organization.

Customers

We have a large and diversified customer base. One customer accounted for more than 10% of our revenue for the year ended December 31, 2021. As of December 31, 2021, our combined business units (customer experience management business unit and digital transformation business unit) had 839 total customers of varying sizes. We pride ourselves in providing what we believe to be a great experience to every single customer and user of our software. Our customers span a variety of industries and across various departments within an organization and include:

Consumer and Retail SONY Panasonic Bridgestone Philips	Energy Tohoku Electric Power Co The Kansai Electric Power Co., Inc. Tokyo GAS	Financial Services Bank of Japan AEON Bank, Ltd au Jibun Bank Corporation Nomura Securities Co., Ltd Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

Healthcare / Pharmaceuticals Takeda Pharmaceutical Company GE Healthcare Kobayashi Pharmaceutical Sysmex Corporation,	Insurance Aflac Sumitomo Life Insurance Tokio Marine Holdings, Inc. The Dai-ichi Life Insurance	Manufacturing Hitachi Toshiba FujiFilm Richo Nippon Steel Corporation

Technology NTT Data NEC Roland Canon	Telecommunications NTT Docomo Softbank KDDI	Other TOYOTA HONDA NNK JAL ANA JR East

These customers are representative of the Company’s overall customer base, but that are also particularly well-known customers and often appear in the Company’s case studies. The objective criteria the Company used to determine which customers to highlight above are that the customer: (i) be in the top five in its industry; (ii) have a global presence; (iii) have sales in excess of $1 billion; and (iv) must be well-known through commercials.

Partnerships

We develop and maintain business and technology partnerships that help us seamlessly integrate the latest technology into our software and market and deliver our software to our customers around the world.

Our business partners include more than five global and regional system integrators, value-added resellers, and business consultants. We provide tiering recognition through Platinum, Gold, and Silver levels for partners that meet competency requirements and deliver and maintain a specified number of satisfied customers. These partnerships enhance our market presence and drive greater sales efficiencies.

Our technology partners bring specialized capabilities to our software. In collaboration with our technology partners, we develop integrations that simplify the interoperability of our software with their technology, resulting in faster time-to-value. These integrations give our customers more choices on how they integrate and offer a low-code option of traditional native integration.

We also maintain relationships with leading cloud vendors, such as Amazon Web Services Inc., Google Inc., and Microsoft Corporation, to simplify both the deployment of our software and to extend our software to offer customers the benefits of cloud-based AI capabilities.

Our partnerships with other leading technology companies power the significant extensibility of our software and offer our customers the ability to use the technologies of their choice on our software, driving increased customer affinity and product stickiness.

Competition

Customer Experience Management Business

Our market is evolving, highly competitive and fragmented, and we expect competition to increase in the future. We believe the principal competitive factors in our market are:

●	vision for the market, product strategy and pace of innovation;
●	inbound marketing focus and domain expertise;
●	integrated all-in-one CXM Platform;
●	breadth and depth of product functionality;
●	ease of use;
●	scalable, open architecture;
●	time to value and total cost of ownership;
●	integration with third-party applications and data sources;
●	name recognition and brand reputation; and
●	“free products to paid services” go-to-market motion.

We believe we compete favorably with respect to all of these factors.

We face intense competition from other software companies that develop marketing, sales, service, and content management software. Our competitors offer various point applications that provide certain functions and features that we provide, including:

●	cloud-based marketing automation providers;
●	content management systems;
●	email marketing software vendors;
●	sales force automation and customer experience management software vendors;
●	customer service platform vendors; and
●	large-scale enterprise suites.

In addition, instead of using our CXM Platform, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics, social media management, ticketing, and conversational bots. We expect that we will develop and introduce, or acquire, applications serving customer-facing and other front office functions.

Digital Transformation Business

The market for RPA is one of the fastest growing enterprise software markets and is increasingly competitive. We believe our competitors primarily exist across the across the following three categories:

●	RPA software providers¸ which provide RPA software, but lack end-to-end automation capabilities.
●	Automation lifecycle enhancing technology providers, such as low-code, iBPMS, iPaaS, process mining, and test automation vendors, which provide additional features that can be useful for automations. We have alliances and integrate with the key vendors in each category, but they often develop and market automation capabilities as extensions of their core software.
●	Enterprise software vendors, which provide horizontal applications and productivity tools and are acquiring, building, or investing in RPA functionality or partnering with RPA providers.

Our Competitive Strengths

Customer Experience Management Business

We believe that our market leadership position is based on the following key strengths:

Leading Platform. We have designed and built a world-class CXM Platform. We believe our customers choose our CXM Platform over others because of its powerful, integrated, and easy-to-use applications. We built our customer experience management system on a single, unified, and intuitive platform, which we believe contrasts positively with many other customer experience management suites.

Market Leadership and Strong Brand. Our focus is to be a recognized thought leader in the cloud-based marketing, sales, customer service, and content management software industry with a leading brand. Our marketing, sales, service, and content management experience attracts, engages, and delights customers by being more relevant, more helpful, more personalized, and less interruptive than traditional marketing and sales tactics.

Large and Growing Solutions Partner Program. Our solutions partners promote our brand and offer our CXM Platform to their clients. Solutions partners and customers referred to us by our solutions partners represented approximately 59% of our total customers as of December 31, 2021, and approximately 53% of our total revenue for the year ended December 31, 2021. These solutions partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

Premium Pricing Strategy. Our free model attracts customers who begin using our CXM Platform through our free products and then upgrade to our paid services. Through our free products, our customers are able to receive value from us before converting to a paid product or engaging with sales.

Mid-Market Focus. We believe we have significant competitive advantages reaching mid-market businesses and efficiently reach this market at scale as a result of our inbound methodology, premium pricing strategy, and our solutions partner channel.

Powerful Network Effects. We have built a large and growing ecosystem around our CXM Platform and company. Thousands of our customers integrate third-party applications with our CXM Platform. We believe this ecosystem drives more businesses and professionals to embrace the inbound playbook. As our engaged audience grows, more solutions partners collaborate with us, more third-party developers integrate their applications with our CXM Platform, and more professionals complete our certification programs, all of which help to drive more businesses to adopt our CXM Platform.

Digital Transformation Business

We believe that the following are key strengths of our digital transformation business:

Broad Set of Complementary Solutions. Our software combines OCR, AI, task mining, process mining, RPA, and process discovery capabilities to enable automation across multiple non-desktop systems, mission-critical system-to-system automation deployment environments, and cloud-to-cloud applications. We can help you automate multiple systems without desktops, automation deployment environments between mission-critical systems, and across cloud applications. We provide our customers with a comprehensive set of capabilities to discover, build, manage, execute, engage, measure, and control automation across departments and personas within an organization or agency. Our software can run on multiple operating systems, including Linux, Unix, Mac, AS-400, as well as Windows, allowing for automation across a variety of systems. Also, since it is coded in Java, any Java engineer can easily build add-on functions.

Open Architecture. Our software embraces an open ecosystem with hundreds of enterprise application integrations that have been built by us and our community of technology partners. Our solution includes a variety of pre-built activities and connectors so customers can quickly create and deploy robots that execute operations and seamlessly interact with third-party systems. Our open ecosystem is architecture agnostic, which allows organizations to automate existing infrastructure and accelerate digital innovation without the need to replace or make large investments in their existing infrastructure.

Built-In AI/ML Capabilities. We incorporate our own Java components into our products to drive continuous improvement in business automation. Our RPA is a system that allows the reuse of existing programming assets to address complex use cases. Users can incorporate their current Java applications, if any, into our RPA. Furthermore, it does not only automate that application, but also expands the scope of integration with other applications. The capabilities of our software are not limited to automating existing operations, but can also adapt to ever-changing variables, such as the application of new business models, to achieve automation capabilities that dramatically improve business results and increase the competitive advantage of our customers.

Human Emulation Enables Addressing Expansive Use Cases. Our RPA robots emulate human behavior and adapt to the ever-changing external variables of business. By having the robots emulate the usual business behavior of humans, companies can leverage our software to address a myriad of use cases, from simple to complex. We believe that the power of our software is only limited by the use cases that human users can come up with.

Built for Mid to Enterprise Deployment. Our software grows as our customers increase their automation operations across their organizations. Customers can deploy our software on desktops, on-premises, in public clouds, private clouds, or in hybrid environments. In addition, it can be deployed on multiple operating systems and across multiple devices. Our software is designed with security and governance at its core, allowing our customers to seamlessly expand the scope of automation while ensuring that IT departments have the security they need to automate.

Adoption Across Workers and Functions. We make sure that workers across the organization have access to automation when they need it. Workers can interact with robots in the same way they interact with humans. For example, they can use manned robots on their desktops to get human work done faster, use unmanned robots in the background to run business processes, build applications that interact indirectly with robots, send email to robots, interact with chatbots, and so on. This will give them the freedom to choose whether to ask a robot or a human to do the work.

Simple, Intuitive, Quickly Deployed. Our software is easy to use, with an intuitive interface and low-code, drag-and-drop, desktop recording and playback capabilities, so that anyone working across the organization can easily take advantage of our automation features at their disposal. Automation features can be quickly and efficiently deployed throughout an organization to create immediate value. Our software can be easily learned and operated by employees with or without technical knowledge, without the need for large implementation costs or costly professional services.

Resilient Automations. Our software is capable of fully emulating the behavior of enterprise workers as they manipulate applications and systems to execute processes. Our robots can leverage our proprietary capabilities to fully emulate human behavior, interpreting a very wide variety of document types and adapting and responding to changes in the work environment. It can also adapt to changes in display resolution and scale, as well as user interface changes, by utilizing our proprietary OCR capabilities. For example, the process of scanning and importing postal invoices does not require the user to memorize the format of each invoice, and a single template can be used for all types of invoices. In addition, we have developed a variety of features to enable elasticity in the process and execution of automation. For example, when testing the user interface of a website, our software can create the same state as a human being browsing the site and perform operational validation tests. It also allows for management, reuse and reliability of user interface elements. Thanks to this feature, when changes are made to the application, the operation can continue without having to update the robot. With such flexibility, robots demonstrate their resilience in automating tasks and reducing the number of errors across the enterprise.

Integrated and Portable Object API Models. Our customers can reuse our object-oriented robots. This capability allows them to extend the capabilities of our software and improve automation results. Our software makes it easy to deploy, manage, and improve objects built by customers and third parties, allowing you to allocate more human resources to business problems and use cases. objects are designed to be deployed and customized once created.

Automation Performance and Business Outcome Analytics. Our software enables customers to gain powerful insights and generate key performance indicators with actionable metrics by tracking, measuring, and predicting automation performance through the use of a Robot Automation Portal. Out-of-the-box dashboards display execution metrics and allow users to measure performance and report on the value of their automation.

Built for Collaboration with Human and Robot. Our software is designed to allow humans and robots to work together, so that each can focus on the tasks they do best. Robots can perform time-consuming, repetitive, and routine tasks that make work less interesting and satisfying, while humans can focus on more creative thinking, innovation, solving complex problems, and improving the customer experience. Our software allows our customers to harness the power of automation to create fully automated, highly efficient enterprises where humans and robots work in harmony.

Accelerating the Adoption of Automation within the Enterprise. The adoption of our software will automate simple, duplicative, repetitive and time-consuming tasks in the organization that are not interesting to people, thus allowing them to focus on creative and rewarding tasks. Most of our clients use our solutions to find and automate all the tasks that can be automated in their companies. Our solution works with your employees to evaluate and score high-value automation possibilities. As employees become more comfortable with automation, they will more easily adopt and implement it, discover new processes to automate within a particular, and provide new automation ideas to RPA for development and deployment. After a few iterations of this kind of behavior, a phenomenon occurs in which certain employees build useful automation on their own, which is then deployed throughout the organization. This action is different from the automation that has been discovered so far and contributes to further operational efficiency. It helps to organically surface a number of automation ideas that could not be achieved with the traditional top-down approach.

Our Growth Strategies

Customer Experience Management Business

The key elements to our growth strategy for our customer experience management business are:

Grow Our Customer Base. The market for our CXM Platform is large and underserved. Mid-market businesses are particularly underserved by existing point application vendors and often lack sufficient resources to implement complex solutions. Our all-in-one CXM Platform allows mid-market businesses to efficiently adopt and execute an effective inbound marketing, sales, customer service, and content management strategy to help them expand and grow. We will continue to leverage our inbound go-to-market approach, freemium pricing strategy and our network of solutions partners to keep growing our business.

Increase Revenue from Existing Customers. With 839 total customers from our combined business units in Japan as of December 31, 2021, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our CXM Platform by upselling additional offerings and features, adding additional users, and cross-selling our marketing, sales, service, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our CXM Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

Keep Expanding Internationally. We intend to grow our presence in international market through additional investments in local sales, marketing and professional service capabilities, as well as by leveraging our solutions partner network. We plan to open international offices. We have significant website traffic from regions outside the United States, and we believe that markets outside the United States represent a significant growth opportunity.

Continue to Innovate and Expand Our CXM Platform. Mid-market businesses are increasingly realizing the value of having an integrated marketing, sales, customer service, and content management platform. We believe we are well positioned to capitalize on this opportunity by introducing new products and applications to extend the functionality of our CXM Platform.

Selectively Pursue Acquisitions. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to add new features and functionalities to our platform and accelerate the pace of our innovation.

Digital Transformation Business

For our digital transformation business, we are pursuing a large market opportunity with growth strategies that include:

Acquire New Customers. Our market is rapidly growing. We believe that as more organizations adopt our automation software and experience quantifiable competitive advantages, other organizations will also adopt automation as a necessary tool to compete. While we sell to organizations of all sizes and across a broad range of industries, our go-to-market team’s key focus is on the largest organizations, including large enterprises and governments. We also use an inside sales team focused on small and mid-sized businesses. We plan to continue to invest in our go-to-market team to grow our customer base both domestically and internationally.

Expand Within Our Existing Customer Base. Our customer base represents a significant opportunity for us to become a strategic partner to our customers in their automation journeys and drive further sales expansion through the following vectors:

●	deploy more software robots across different departments;
●	provide more employees with their own robot assistants;
●	increase adoption of software products; and
●	expand use cases for automation in the organization.

Over time, we seek to deploy our solution where every employee interacts with multiple robots. We believe we will be able to accomplish this through our continued democratization of automation and enablement of citizen developers. The power of our strategy is evidenced by our net retention rate of our customers of our RPA business, which was 45%, 52% and 75% as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The reduction in the net retention rate was due to a number of small and medium-sized customers cancelling their contracts due to the COVID-19 pandemic.

Grow and Cultivate Our Partner and Channel Network. We are focused on maintaining and growing our ecosystem of partners that build, train, and certify skills on our technology as well as deploy our technology on behalf of their customers. We have built a global partner ecosystem of more than 40 systems integrators, value-added resellers, business consultants, technology partners, and public cloud vendors. Our partner network includes, among others, content management systems, customer experience management systems, Heartcore Robo (RPA), Apromore, myInvenio and Controlio. We intend to continue to expand and enhance our partner relationships to grow our market presence and drive greater sales efficiencies.

Extend Our Technology Leadership Through Continued Innovation and Investment in Our Software. We believe that we have built a differentiated automation software and intend to continually increase the value we provide to our customers by investing in extending the capabilities of our software. For example, we have introduced over four new products and multiple new features over the last 24 months. We have made and will continue to make significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity.

Foster the Next Generation of Workers and Grow Our Community. We have built an extensive ecosystem focused on training and supporting individuals on working with our software. We have created forums addressing automation in the workplace and learning plans for all the important roles in automation. We believe automation will be a foundation of the future of work and, as individuals build out their skillsets, this will drive greater adoption of our software.

Continue to Invest in Major Markets. Since inception, we have invested in developing an infrastructure that would allow us to scale globally. We continue seeing adoption of our products across all geographies in which we operate and believe we have a significant runway ahead of us. We believe there is a significant opportunity to expand use of our software in the top 25 countries as measured by gross domestic product. As of December 31, 2021, sales to customers located in such countries represented 100% of our total annualized renewal run-rate . We intend to continue to make significant investments to expand our sales and drive adoption of our software throughout those markets. In particular, we believe that North America represents a significant opportunity for us, and we intend on continuing to expand our sales and drive adoption of our software across the region. As of December 31, 2021, customers located in the United States represented 0% of our total annualized renewal run-rate.

Opportunistically Pursue Strategic Acquisitions. We will evaluate acquisition opportunities that we believe will be complementary to our existing software, enhance our technology, and increase the value proposition we deliver to our customers.

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how, and brand.

As of December 31, 2021, we held one issued patent in Japan. Our issued patent is scheduled to expire between October 2028 and January 2030. As of December 31, 2021, we held one pending U.S. trademark application, and more than two active foreign trademark filings. As of December 31, 2021, we held two domain names in the United States and in foreign jurisdictions.   We continually review our development efforts to assess and identify the existence and patentability of new intellectual property.

The terms of individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date of a non-provisional patent application. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Although we rely on intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, development of new services, features, and functionality, and frequent enhancements to our software are equally essential to establishing and maintaining our technology leadership position.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. We require our employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, documentation, proprietary technology, and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes, and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners.

Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

Impact of the COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was reported to have surfaced in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In March 2020, we temporarily closed our offices, including our corporate headquarters, suspended all company-related travel, and all HeartCore Co. employees were required to work from home for several months during the height of the pandemic. We cancelled or shifted our customer and industry events to virtual-only experiences. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.

Although we were recently formed, our wholly owned operating subsidiary, HeartCore Co., has been operating through the pandemic. The operations of HeartCore Co. have been impacted by a range of external factors related to the pandemic that are not within our control. As for existing customers, the pandemic has not affected their use our software. As for new customers in the travel, hotel, airline, railroad, and restaurant industry for the CX division, the pandemic has resulted in a reduction in new orders. However, as for new customers in the retail and finance industry for the CX division, orders have increased despite the pandemic, resulting in an overall increase in sales for the CX division of $2,159,372 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. As for the impact of the pandemic on the DX division, large companies were forced to change the way they operate, as employees were forced to work remotely, which increased the demand for our DX software, but due to the delay in the sales cycle by the pandemic, realization of sales were delayed resulting in reduction of sales of $363,321 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. We have also lost customers due to the impact of the pandemic. Our net retention rate of our customers in our digital transformation business (RPA business) was 45%, 52% and 75% as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The reduction in the net retention rate was due to a number of small and medium-sized customers cancelling their contracts due to the COVID-19 pandemic.

The duration and extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the disruption caused by such actions, the effectiveness of vaccines and other treatments for COVID-19, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section, including, in particular, risks related to our dependence on customer renewals, the addition of new customers and increased revenue from existing customer, risks that our operating results could be negatively affected by changes in the sizes or types of businesses that purchase our platform and the risk that weakened global economic conditions may harm our industry, business and results of operations.

Corporate History

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our wholly owned subsidiary, HeartCore Co., a Japanese corporation, which was established in Japan by Sumitaka Yamamoto in 2009.

Share Exchange Agreement

On July 16, 2021, pursuant to the terms of a share exchange agreement among the Company, HeartCore Co., the shareholders of HeartCore Co. (excluding Dentsu Digital Investment Limited) and Sumitaka Yamamoto, as the representative of the shareholders of HeartCore Co., we issued 15,999,994 shares of our common stock to the shareholders of HeartCore Co. in exchange for 10,706 shares HeartCore Co.’s common stock, representing 97.5% of the issued and outstanding capital stock of HeartCore Co. As a result of this transaction, HeartCore Co. became our 97.5%-owned subsidiary and the former shareholders of HeartCore Co. became the owners of 100% of our outstanding common stock as of July 16, 2021.

On February 24, 2022, the Company purchased 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500). As a result, effective February 24, 2022, HeartCore Co. is a wholly owned subsidiary of the Company.

Memorandum to Share Exchange Agreement - Information Services International-Dentsu Ltd.

On July 15, 2021, the Company, HeartCore Co. and Mr. Yamamoto entered into a memorandum regarding share exchange agreement (the “Memorandum”) with Information Services International-Dentsu Ltd. (“ISI-Dentsu”), a shareholder of HeartCore Co., which became a stockholder of the Company pursuant to the share exchange agreement.

Pursuant to the Memorandum, the parties agreed on certain matters related to the operations of the Company and HeartCore Co., which would remain in place until the earlier of (1) the parties unanimous agreement to terminate the Memorandum; (2) if Dentsu ceases to be a stockholder of the Company; (3) if an application by the Company for the listing of its shares is approved by Nasdaq; or (4) upon the effectiveness of a registration statement filed by the Company under the Securities Act for an initial public offering of its stock (which was satisfied when the Company closed its initial public offering on February 14, 2022). Therefore, the Memorandum ceased to be in effect upon the closing of our initial public offering on February 14, 2022.

Pursuant to the Memorandum, the Company and HeartCore Co. agreed to give advance notice to Dentsu when decisions are made with respect to any of the following matters pertaining to the Company or HeartCore Co.:

●	Changes to the certificate of incorporation or articles of incorporation, limited to the creation of class shares, changes in the features of common shares as class shares, establishment of or changes in share units, and other changes that may affect the position of common shareholders;
●	Dissolution, a petition for commencement of bankruptcy proceedings, civil rehabilitation proceedings or corporate reorganization proceedings filed by the Company, HeartCore Co. or its directors;
●	Approval of demand for sale of the shares by Mr. Yamamoto;
●	Loans, capital investment or other investments;
●	Issuance of new shares, stock options, convertible bonds or debentures;
●	Capital reduction;
●	Acquisition, disposition or cancellation of treasury shares, acquisition, disposition or cancellation of treasury stock acquisition rights, or redemption, purchase, cancellation or acquisition of options or other rights;
●	Stock split or reverse stock split;
●	Merger, company split, share exchange, share transfer or share delivery;
●	Transfer, acquisition, suspension or abolition of all or a part of a business, consolidation of branch offices or commencement of new business;
●	Significant business alliances or their dissolution;
●	Approval of transfer of shares of the Company or HeartCore Co. (including sales by the Company of HeartCore Co.’s shares);
●	Acquisition or disposition of shares of any related party of the Company or HeartCore Co.;
●	Appointment and dismissal of directors, executive officers, auditors, managers and other important employees;
●	Any transaction between HeartCore Co. and its director which requires approval by the board of directors under the Japanese Companies Act and any equivalent transaction between the Company and its director;
●	Execution or change of important contracts or other legally significant juridical acts;
●	Establishment of subsidiary and affiliates; and
●	Any change of business plan.

Pursuant to the Memorandum, to the extent not in conflict with the laws of the United States or the State of Delaware or the rules and regulations of any securities exchange or securities market on which the Company’s securities are traded or listed for trading, Mr. Yamamoto agreed to notify Dentsu in advance when making a decision on the following matters pertaining to Mr. Yamamoto:

●	A petition for bankruptcy or commencement of civil rehabilitation proceedings filed by Mr. Yamamoto himself;
●	Transfer or acquisition of shares of HeartCore Co. or its related parties;
●	Loans, debt guarantees or collateral;
●	The filing of a lawsuit, settlement or conclusion of a suit not based on a judicial decision by Mr. Yamamoto pertaining to a claim on property rights;
●	Conclusion or change of important contracts or other important juridical act; and
●	Offering of the shares held by Mr. Yamamoto.

To the extent not in conflict with the laws of the United States or the State of Delaware or the rules and regulations of any securities exchange or securities market on which the Company’s securities are traded or listed for trading, and provided that legal counsel to the Company does not advise the Company that any such notification is inadvisable due to such information being material non-public information or due to such disclosure being a breach of the fiduciary duties of the officers or Directors of the Company, the Company or HeartCore Co. also agreed to provide to Dentsu a summary of the following matters pertaining to the Company or HeartCore Co.:

●	Damage arising from disasters or operations;
●	Filing of a lawsuit by a third party which may affect its financial condition, or becoming subject to a judgment, or any order or award equivalent thereto which may affect its financial condition;
●	Petition for an injunction of the business or a provisional disposition order equivalent thereto, or conclusion of legal proceedings not based on an order or a judgement by the court;
●	Revocation of license, suspension of business or other equivalent dispositions by an administrative agency based on laws and regulations, or accusation by an administrative agency for violation of the laws;
●	Merger or other reorganization involving the Company, HeartCore Co., or any of their related parties;
●	Filing of a petition for commencement of bankruptcy proceedings, commencement of civil rehabilitation proceedings, commencement of corporate reorganization proceedings, commencement of special liquidation or enforcement of the corporate security interest by a third party, suspension of payments or dishonor of bills or checks with regard to HeartCore Co. or the Company;
●	Commencement of bankruptcy proceedings, commencement of civil rehabilitation proceedings, commencement of corporate reorganization proceedings, commencement of special liquidation or petition for exercise of corporate security interest, suspension of payments or dishonor of bills or checks pertaining to the Company, HeartCore Co. or any of its related parties;
●	Suspension of transactions with material customers, suppliers, distributors, agents, or other business partners;
●	The occurrence of risk of default by an obligor of the Company or HeartCore Co., or a principal obligor of a guarantee obligation of which the Company or HeartCore Co. is a guarantor; and
●	Cancellation of debts by creditors, reduction or extension of interest or assumption or repayment of debts by third parties.

In addition, to the extent permitted by applicable law, and provided that legal counsel to the Company does not advise the Company that any such notification is inadvisable due to such information being material non-public information or due to such disclosure being a breach of the fiduciary duties of the officers or Directors of the Company, if Sumitaka Yamamoto becomes aware of the occurrence of the following matters pertaining to himself and other matters that are important in terms of credit status, etc., he agreed to immediately report in writing the summary of the following matters that occurred to the investors:

●	Filing of a lawsuit by a third party which may affect the financial condition of Mr. Yamamoto, or becoming subject to a judgement or any order or award equivalent thereto which may affect the financial condition of Mr. Yamamoto; and
●	Petition for commencement of bankruptcy or civil rehabilitation proceedings, suspension of payment or dishonor of bill or check by a third party.

Pursuant to the Memorandum, Dentsu has the right to demand that Mr. Yamamoto purchase all or part of the shares held by it (including any other option rights to acquire shares), in the event that the Company, HeartCore Co. or Mr. Yamamoto breaches any of its obligations under the Memorandum and fails to remedy such breach within 30 days, if the representations and warranties in the Memorandum are not true or accurate, or where it is subsequently found that the preconditions for the execution of the Memorandum were not been satisfied. Mr. Yamamoto may cause a third party to acquire such shares with the approval of Dentsu.

The per share-transfer price for the shares in this case shall be the purchase price paid by Dentsu for the acquisition of shares of HeartCore Co., subject to appropriate adjustments for stock splits, stock consolidations, and similar events involving the shares. In the event any withholding tax is imposed upon the transfer price of the shares the amount equivalent to such withholding tax will be borne by the purchaser and the purchaser is required to pay Dentsu the entire amount of the transfer amount so that the amount Dentsu receives after withholding is the transfer price set forth in the Memorandum.

The Company and HeartCore Co. also agreed to hold regular business briefings at least once a quarter and to provide Dentsu with reports on the business execution of the Company and HeartCore Co. and monthly trial balances of the Company and HeartCore Co. (including balance sheets, profit and loss statements, and cash flow statements).

Mr. Yamamoto agreed that if he wished to transfer all or part of the shares of the Company that he held to a third party, he will notify Dentsu at least 40 business days prior to the scheduled date of payment of the transfer price of such shares, providing the details regarding the proposed sale. Dentsu then has the right to participate in the transfer under the same terms and conditions and to transfer all of the shares held by Dentsu to the buyer in the proposed transaction. If Dentsu makes such an election, Mr. Yamamoto agreed to negotiate with the buyer and take all necessary measures to transfer the shares that Dentsu desires to transfer.

The Memorandum also provides that in the event that Mr. Yamamoto voluntary resigns as a director of the Company or HeartCore Co. or his term of office expires, the Company or HeartCore Co. shall immediately add another person who shall be concurrently responsible for the obligations incurred by Mr. Yamamoto in connection with the Memorandum, upon approval of Dentsu.

The Memorandum contains customary representations and warranties by Mr. Yamamoto relating to the Company and HeartCore Co. and customary confidentiality, indemnification and other miscellaneous provisions. The Memorandum is governed by and construed in accordance with the laws of Japan.

Stock Purchase Agreement – Dentsu Digital Investment Limited

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”)”) entered into a Stock Purchase Agreement, pursuant to which the Company agreed to purchase the 278 shares of HeartCore Co. from Dentsu Digital in accordance with certain terms and conditions in the Stock Purchase Agreement. In accordance with the terms of the Stock Purchase Agreement, the Company agreed to purchase the 278 shares of HeartCore Co. from Dentsu Digital for JP¥50,040,000 (approximately $435,500) on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common stock, filed by the Company with the SEC or (ii) December 20, 2022.

On February 24, 2022, the Company purchased 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500). As a result, effective February 24, 2022, HeartCore Co. is a wholly owned subsidiary of the Company.

Historical Common Equity Transactions

On May 18, 2021, we issued five shares of common stock to Sumitaka Yamamoto, Chief Executive Officer of the Company, for $1.00 per share for a total subscription of $5.00.

On July 16, 2021, pursuant to the terms of a share exchange agreement among the Company, HeartCore Co., the shareholders of HeartCore Co. (excluding Dentsu Digital Investment Limited) and Sumitaka Yamamoto, as the representative of the shareholders of HeartCore Co., we issued 15,999,994 shares of our common stock to the shareholders of HeartCore Co. in exchange for 10,706 shares HeartCore Co.’s common stock, representing 97.5% of the issued and outstanding capital stock of HeartCore Co. On February 24, 2022, the Company purchased 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500). As a result, effective February 24, 2022, HeartCore Co. is a wholly owned subsidiary of the Company.

On November 3, 2021, the Company redeemed 484,056 shares of common stock held by Sumitaka Yamamoto, Chief Executive Officer of the Company, for $1.00.

During the period from October 27, 2021 through January 13, 2022, the Company issued 400,000 shares of common stock at a purchase price of $2.50 per share (for an aggregate of $1,000,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to our 2021 Equity Incentive Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Equity Incentive Plan and the option award agreements pursuant to which the options were awarded.

The above issuances/sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

As of December 31, 2021 and 2020, the Company has a due to related party balance of $1,110 and due from related party balance of $23,926, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the years ended December 31, 2021 and 2020, the Company advanced $87,664 and $73,997, respectively, to this related party, and the related party paid expenses of $111,350 and $59,345, respectively, on behalf of the Company. As of December 31, 2020, Sumitaka Yamamoto held 467,622 shares issued with repurchase provision in relation to the stock options the Company granted in May 2016 that he repurchased on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares that Sumitaka Yamamoto held on behalf of the Company with $1 in total.

As of December 31, 2021 and 2020, the Company has a loan receivable balance of $386,315 and $386,516, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2021 and 2020, the Company loaned $55,212 and $285,931, respectively, to this related party, and the related party paid expenses of $13,705 and $0, respectively, on behalf of the Company.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. During the year ended December 31, 2020, the Company has revenue from this related party of $411,823 from software sales and incurred cost with this related party of $453,600 for software development services provided. As of December 31, 2020, the Company has deferred revenue with this related party of $49,967. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party. During the period ended July 12, 2021, the Company has revenue from this related party of $157,791 from software sales and incurred cost with this related party of $332,669 for software development services provided.

Recent Developments

Related Party Transactions

As of December 31, 2021, the Company has a due from balance of approximately $386,315 from Heartcore Technology Inc., a company controlled by the CEO of the Company.

Stock Purchase

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”) entered into a Stock Purchase Agreement, pursuant to which the Company has agreed to purchase the 278 shares of HeartCore Co. from Dentsu Digital in accordance with certain terms and conditions in the Stock Purchase Agreement. In accordance with the terms of the Stock Purchase Agreement, the Company shall purchase the 278 shares of HeartCore Co. from Dentsu Digital for JP¥50,040,000 (approximately $435,500) on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common stock, filed by the Company with the SEC or (ii) December 20, 2022.

On February 24, 2022, the Company purchased 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500). As a result, effective February 24, 2022, HeartCore Co. is a wholly owned subsidiary of the Company.

Redemption

On November 3, 2021, the Company redeemed 484,056 shares issued of HeartCore Enterprises, Inc. from the CEO of the Company for $1 in total for the shares related to the early exercise of stock options the CEO held on behalf of the Company.

Private Placement

During the period from October 27, 2021 through January 13, 2022, the Company issued 400,000 shares of common stock at a purchase price of $2.50 per share (for an aggregate of $1,000,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Option Awards

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to our 2021 Equity Incentive Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Equity Incentive Plan and the option award agreements pursuant to which the options were awarded.

Initial Public Offering

On February 14, 2022, we closed our initial public offering of 3,000,000 shares of common stock at a public offering price of $5.00 per share, for aggregate gross proceeds of $15.0 million, before deducting underwriting discounts, commissions, and other offering expenses. Our common stock began trading on the Nasdaq Capital Market on February 10, 2022, under the symbol “HTCR”. Boustead Securities, LLC acted as the sole managing underwriter and bookrunner for the offering.

Properties

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2023 with automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $32,942 per month and a share of sales taxes of $3,294 per month. We also have an office at 2-4-35, Mekaru, Naha-city, Okinawa, Japan, where we lease approximately 890 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in June 2022 with automatic annual renewal option. Terms of the Okinawa office lease provide for a base rent payment of $1,816 per month and a share of sales taxes of $181 per month.

Employees and Human Capital Management

Helping millions of organizations grow better requires a truly remarkable team. We are passionate about building a company culture where people can do their best work. Our company culture and our people are not just human resources priorities but critical business priorities. As a result, we consistently focus on how we can continue to help employees grow, both personally and professionally.

Since 2009, we have expanded beyond our Japanese headquarters to several offices globally and have built a large remote community. Currently, we are operating only from our office in Japan. As of December 31, 2021, we had 45 full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

●	Culture and Values. Our culture is built on the firm belief that personal and professional growth is just as important as business growth. We believe the best people do not only fit our culture, they further it.

●	Diversity, Inclusion, and Belonging. We have launched various initiatives to further our goal of being a more diverse, inclusive, and equitable workplace. We have a team dedicated to diversity, inclusion, and belonging initiatives, including but not limited to, hiring goals focused on increasing black, indigenous and people of color representation company-wide, anti-racism training for employees and managers, key external partnerships, and our annual diversity report.

●	Compensation and Benefits. We provide competitive compensation and benefits for our employees globally. Our compensation packages may include base salary, commission or semi-annual bonuses, and stock-based compensation. We evaluate both compensation and benefit offerings on an annual basis to ensure competitiveness of both programs and we make adjustments as needed.

●	Workplace awards. We are proud to be named a Best Place to Work in 2020 and 2021 by Ministry of Economy, Trade and Industry Japan.

●	Hybrid Culture and COVID-19. Like other companies, we have learned to adapt during the pandemic. We have prioritized employee safety and transparency during the pandemic and continue to do so, ensuring all employees are set up to work remotely and providing clarity on office closures and evolving guidelines, where possible. In the third quarter of 2020, we made the decision to permanently move to a hybrid workplace model, which means that as of January 1, 2021, our employees have the option to be fully remote, work full-time from one of our offices, or have the flexibility to work between office and remotely. This move provides our employees with continued flexibility, following the pandemic, to work in person, remotely, or in a hybrid model. This will enable us to grow better in serving our customers.

Government Regulation

Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and likely to increase in the future. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our competitors that have greater resources.

In the United States, we are subject to data security and privacy rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”), and other state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of the sale of personal information, and provides a private right of action and statutory damages for data breaches. Other jurisdictions in the United States are beginning to propose laws similar to the CCPA.

As a result of our international operations, we must comply with a multitude of data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe, including with respect to cross-border data transfers, is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring local data residency.

Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K, including our historical financial statements and related notes included elsewhere in this annual report on Form 10-K, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows;
●	We are a holding company and depend upon our subsidiary for our cash flows;
●	We may require additional funding for our growth plans, and such funding may result in a dilution of your investment;
●	We currently are a “controlled company” within the meaning of Nasdaq Capital Market rules and the rules of the SEC and, as a result, qualify for exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of other companies that are subject to such requirements;
●	If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest;
●	The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain;
●	Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor given that they are relying upon support from their China-based offices, and the delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment;
●	We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for content management, customer experience management, task and process mining, and robotic process automation;
●	Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results;

●	If we do not accurately predict subscription renewal rates or otherwise fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected;
●	Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results;
●	We face significant competition from both established and new companies offering digital marketing, task and process mining, content management, customer experience management, and robotic process automation, and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business;
●	We have experienced rapid growth and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately;
●	Failure to effectively develop and expand our digital marketing, task and process mining, content management, customer experience management, and robotic process automation capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our software;
●	The rate of growth of our business depends on the continued participation and level of service of our third-party partners;
●	We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance;
●	If we fail to maintain our inbound thought leadership position, our business may suffer;
●	If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer;
●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our software may become less competitive;
●	If we fail to offer high-quality customer support, our business and reputation may suffer;
●	We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed;
●	Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed;
●	Changes in the sizes or types of businesses that purchase our software or in the applications within our software purchased or used by our customers could negatively affect our operating results;
●	We have in the past completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or harm our operating results;
●	Because our long-term growth strategy involves further expansion of our sales to customers outside Japan, our business will be susceptible to risks associated with international operations;
●	If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed;
●	We rely on our management team and other key employees, and the loss of one or more key employees could harm our business;
●	The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy;
●	Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our software to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue;
●	If our software has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs;
●	We are dependent on the continued availability of third-party data hosting and transmission services;

●	If we do not or cannot maintain the compatibility of our software with third-party applications that our customers use in their businesses, our revenue will decline;
●	We rely on data provided by third parties, the loss of which could limit the functionality of our software and disrupt our business;
●	Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our software;
●	If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our software may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our software, our reputation may be damaged and we may incur significant liabilities;
●	Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others;
●	If we fail to adequately protect our proprietary rights, in Japan and abroad, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights;
●	Our use of “open-source” software could negatively affect our ability to offer our software and subject us to possible litigation;
●	We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue;
●	The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our software and our ability to conduct business;
●	Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our software and potentially subject us to regulatory enforcement or private litigation;
●	We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws;
●	Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition;
●	We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations;
●	Despite our level of indebtedness, we and our subsidiary may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above; and
●	There can be no assurance that we will be able to comply with Nasdaq Capital Market’s continued listing standards.

Risks Related to Our Business and Strategy

We are a holding company and depend upon our subsidiary for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiary. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiary and the payment of funds by this subsidiary to us in the form of dividends, distributions or otherwise. The ability of our subsidiary to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiary when needed could have a material adverse effect on our business, results of operations or financial condition.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements in order to implement our growth plans. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported to have surfaced in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In March 2020, we temporarily closed our offices, including our corporate headquarters, suspended all company-related travel, and all HeartCore Co. employees were required to work from home for several months during the height of the pandemic. We cancelled or shifted our customer and industry events to virtual-only experiences. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.

Although we were recently formed, our wholly owned operating subsidiary, HeartCore Co., has been operating through the pandemic. The operations of HeartCore Co. have been impacted by a range of external factors related to the pandemic that are not within our control. As for existing customers, the pandemic has not affected their use our software. As for new customers in the travel, hotel, airline, railroad, and restaurant industry for the CX division, the pandemic has resulted in a reduction in new orders. However, as for new customers in the retail and finance industry for the CX division, orders have increased despite the pandemic, resulting in an overall increase in sales for the CX division of $2,159,372 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. As for the impact of the pandemic on the DX division, large companies were forced to change the way they operate, as employees were forced to work remotely, which increased the demand for our DX software, but due to the delay in the sales cycle by the pandemic, realization of sales were delayed resulting in reduction of sales of $363,321 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. We have also lost customers due to the impact of the pandemic. Our net retention rate of our customers in our digital transformation business (RPA business) was 45%, 52% and 75% as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively. The reduction in the net retention rate was due to a number of small and medium-sized customers cancelling their contracts due to the COVID-19 pandemic.

The duration and extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the disruption caused by such actions, the effectiveness of vaccines and other treatments for COVID-19, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, in particular, risks related to our dependence on customer renewals, the addition of new customers and increased revenue from existing customer, risks that our operating results could be negatively affected by changes in the sizes or types of businesses that purchase our platform and the risk that weakened global economic conditions may harm our industry, business and results of operations.

Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor given that they are relying upon support from their China-based offices, and the delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares of common stock from being traded on a national securities exchange or in the over the counter trading market in the United States.

Our financial statements contained in this Annual Report on Form 10-K have been audited by MaloneBailey, LLP, an independent registered public accounting firm that is headquartered in the United States with offices in Beijing and Shenzhen, China. MaloneBailey, LLP is a firm registered with the PCAOB, and is required by the United States laws to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. While MaloneBailey, LLP has been inspected by the PCAOB on a regular basis, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities in China according to Article 177 of the PRC Securities Law (last amended in December 2019). Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, MaloneBailey, LLP may not provide the documents and materials relating to securities business activities in China to the PCAOB, an overseas securities regulator under the PRC Securities Law. As a result, the audit working papers of our financial statements may not be inspected by the PCAOB, to the extent that the audit work was carried out by MaloneBailey, LLP with the collaboration of their China-based offices and the PCAOB has not obtained such requisite approval. Given that MaloneBailey, LLP is relying upon support from their China-based offices, the trading of our common stock may be prohibited and our common stock may be delisted from Nasdaq Capital Market or any other U.S. stock exchange under the HFCA Act if the PCAOB is unable to inspect our auditor. The prohibition of trading of our common stock and the delisting of our common stock, or the threat of their being prohibited or delisted, may cause the value of our common stock to significantly decline or, in extreme cases, become worthless.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. On December 2, 2021, the SEC adopted amendments to finalize such rules. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year by evaluating the annual report we file, in which we will identify the auditor who provide opinions related to the financial statements presented in our annual report, the location where the auditor’s report has been issued and the PCAOB ID number of such audit firm or branch. If we have three consecutive non-inspection years, the SEC will implement the trading prohibition of our common stock through stop orders, and the exact timeline for when the SEC will delist an issuer after three consecutive non-inspection years remains imprecise. On June 22, 2021, the United States Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from trading or delisted.

We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for content management, customer experience management, task and process mining, and robotic process automation.

We derive, and expect to continue to derive, a substantial portion of our revenue from the sale of subscriptions to use our software for digital marketing, task and process mining, content management, customer experience management, and robotic process animation. The market for digital marketing, task and process mining, content management, customer experience management, and robotic process animation is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of point applications and different approaches to enable businesses to address their respective needs. As a result, we may be forced to reduce the prices we charge for our software and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. In addition, our growth strategy involves a scalable pricing model intended to provide us with an opportunity to increase the value of our customer relationships over time as we expand their use of our software, sell to other parts of their organizations, cross-sell our sales products to existing marketing product customers and vice versa through touchless or low touch in product purchases, and upsell additional offerings and features. If our cross-selling efforts are unsuccessful or if our existing customers do not expand their use of our software or adopt additional offerings and features, our operating results may suffer.

Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results.

Our customers have no obligation to renew their subscriptions for our software after the expiration of their subscription periods, substantially all of which are one year or less. In addition, our customers may seek to renew for lower subscription tiers, for fewer contacts or seats, or for shorter contract lengths. Also, customers may choose not to renew their subscriptions for a variety of reasons. Our renewal rates may decline or fluctuate as a result of a number of factors, including limited customer resources, pricing changes, the prices of services offered by our competitors, adoption and utilization of our services and add-on applications by our customers, adoption of our new software, customer satisfaction with our services, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels or declines in customer activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our software or decrease the amount they spend with us, our revenue will decline and our business will suffer. In addition, a subscription model creates certain risks related to the timing of revenue recognition and potential reductions in cash flows. A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods.

If we do not accurately predict subscription renewal rates or otherwise fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of renewal rates with customers or future operating revenue. As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.

We offer our software primarily through a mix of monthly, quarterly and single-year subscription agreements, which are generally paid upfront and some are with ratable revenue recognition over the subscription period. As a result, some of the revenue we report in each quarter is derived from agreements entered into during prior months, quarters or years. In addition, we do not record deferred revenue beyond amounts invoiced as a liability on our balance sheet. A decline in new or renewed subscriptions or marketing solutions agreements in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our software, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

We face significant competition from both established and new companies offering digital marketing, task and process mining, content management, customer experience management, and robotic process automation, and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business.

The digital marketing, task and process mining, content management, customer experience management, and robotic process automation market is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other companies that develop software for digital marketing, task and process mining, content management, customer experience management, and robotic process automation and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell subscriptions to use our software on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, or obsolete. In addition, if these competitors develop software with similar or superior functionality to our software, we may need to decrease the prices or accept less favorable terms for our software subscriptions in order to remain competitive. If we are unable to maintain our pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

Our competitors include:

●	task and process mining vendors;

●	email marketing software vendors;

●	content management system providers;

●	customer experience management system\ providers;

●	robotic process automation vendors;

●	cloud-based marketing automation providers;

●	large-scale enterprise suites;

●	customer service software providers; and

●	Customer experience management systems.

In addition, instead of using our software, some prospective customers may elect to combine disparate point applications, such as content management, marketing automation, analytics and social media management. We expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or other applications supporting back office functions, will develop and introduce applications serving customer-facing and other front office functions. This development could have an adverse effect on our business, operating results and financial condition. In addition, sales force automation and contact relationship management vendors could acquire or develop applications that compete with our marketing software offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may respond faster to new technologies and undertake more extensive marketing campaigns for their products. In a few cases, these vendors may also be able to offer marketing, sales, customer service and content management software at little or no additional cost by bundling it with their existing suite of applications. To the extent any of our competitors has existing relationships with potential customers for either marketing software or other applications, those customers may be unwilling to purchase our software because of their existing relationships with our competitor. If we are unable to compete with such companies, the demand for our software could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, our ability to compete effectively could be adversely affected. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our software. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

We expect continued future growth and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our head count and operations have grown. We plan to open international offices in the future. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product offerings and continued expansion. Our success will depend in part upon our ability to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. Furthermore, preservation of our corporate culture has been made more difficult as our work force has been working from home in connection with restrictions placed upon businesses due to the pandemic. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. Furthermore, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis due to the pandemic, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, including local tax laws, and we may experience unpredictability in our expenses and employee work culture. If we experience any of these effects in connection with future growth, if our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, it could materially impair our ability to attract new customers, retain existing customers and expand their use of our software, all of which would materially and adversely affect our business, financial condition and results of operations.

In addition, to manage the expected continued growth of our head count, operations and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our anticipated additional head count and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations or financial condition.

Failure to effectively develop and expand our digital marketing, task and process mining, content management, customer experience management, and robotic process automation capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our software.

To increase total customers and achieve broader market acceptance of our software, we will need to expand our digital marketing, task and process mining, content management, customer experience management, and robotic process automation operations, including our sales force and third-party channel partners. We will continue to dedicate significant resources to inbound sales and marketing programs. The effectiveness of our inbound sales and marketing and third-party channel partners has varied over time and may vary in the future and depends on our ability to maintain and improve our digital marketing, task and process mining, content management, customer experience management, and robotic process automation capabilities. All of these efforts will require us to invest significant financial and other resources. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

The rate of growth of our business depends on the continued participation and level of service of our third-party partners.

We rely on our task and process mining third-party partners to provide certain services to our customers, as well as pursue sales of our software to customers. To the extent we do not attract new partners, or existing or new partners do not refer a growing number of customers to us, our revenue and operating results would be harmed. In addition, if our partners do not continue to provide services to our customers, we would be required to provide such services ourselves either by expanding our internal team or engaging other third-party providers, which would increase our operating costs.

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our quarterly operating results include the following:

●	changes in spending on marketing, task and process mining, content management, customer experience management, and robotic process automation software by our current or prospective customers;
●	pricing our software subscriptions effectively so that we are able to attract and retain customers without compromising our profitability;
●	attracting new customers for our marketing, sales, customer service, and content management software, increasing our existing customers’ use of our software and providing our customers with excellent customer support;
●	customer renewal rates and the amounts for which agreements are renewed;
●	global awareness of our thought leadership and brand;
●	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new products or product enhancements;
●	changes to the commission plans, quotas and other compensation-related metrics for our sales representatives;
●	the amount and timing of payment for operating expenses, particularly research and development, sales and marketing expenses and employee benefit expenses;
●	the amount and timing of costs associated with recruiting, training and integrating new employees while maintaining our company culture;
●	our ability to manage our existing business and future growth, including increases in the number of customers on our software and the introduction and adoption of our software in new markets outside of the United States;
●	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure, including disruptions in our hosting network infrastructure and privacy and data security;
●	foreign currency exchange rate fluctuations; and
●	general economic and political conditions in our domestic and international markets.

We may not be able to accurately forecast the amount and mix of future subscriptions, revenue and expenses and, as a result, our operating results may fall below our estimates or the expectations of public market analysts and investors. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

If we fail to maintain our inbound thought leadership position, our business may suffer.

We believe that maintaining our thought leadership position in inbound digital marketing, content management, customer experience management, and robotic process automation, is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends in the inbound experience, shaping and guiding industry dialog and creating and sharing the best inbound practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise with inbound digital marketing, content management, customer experience management, and robotic process automation, and the loss of any key employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract enough new customers or retain our existing customers, and our business could suffer.

If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our development of the HeartCore brand is critical to achieving widespread awareness of our existing and future inbound and automation experience solutions, and, as a result, is important to attracting new customers and maintaining existing customers. In the past, our efforts to build our brand have involved significant expenses, and we believe that this investment has resulted in strong brand recognition. Successful promotion and maintenance of our brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide a reliable and useful software at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our software may become less competitive.

Our future success depends on our ability to adapt and innovate our software. To attract new customers and increase revenue from existing customers, we need to continue to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new applications that address our customers’ needs, or to enhance and improve our software in a timely manner, we may not be able to maintain or increase market acceptance of our software. Our ability to grow is also subject to the risk of future disruptive technologies.

If we fail to offer high-quality customer support, our business and reputation may suffer.

High-quality education, training and customer support are important for the successful marketing, sale and use of our software and for the renewal of existing customers. Providing this education, training and support requires that our personnel who manage our online training or provide customer support have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers use multiple applications within our software and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our software grows and as customers use our software for additional inbound applications, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics change over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our software to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could impede our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management’s time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new product offerings, applications, features and enhancements to our existing software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our software internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Changes in the sizes or types of businesses that purchase our software or in the applications within our software purchased or used by our customers could negatively affect our operating results.

Our strategy is to sell subscriptions to our software to mid to enterprise-sized businesses, but we have sold and will continue to sell to organizations ranging from small businesses to enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our software, including the sophistication and intensity of our customers’ use of our software and the level of professional services and support required by a customer. Sales to enterprise customers may entail longer sales cycles and more significant selling efforts. Selling to small businesses may involve greater credit risk and uncertainty. If there are changes in the mix of businesses that purchase our software or the mix of the product plans purchased by our customers, our gross margins could decrease and our operating results could be adversely affected.

We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or harm our operating results.

We may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our software, enhance our technical capabilities or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including: unanticipated costs or liabilities associated with the acquisition; incurrence of acquisition-related costs, which would be recognized as a current period expense; inability to generate sufficient revenue to offset acquisition or investment costs; the inability to maintain relationships with customers and partners of the acquired business; the difficulty of incorporating acquired technology and rights into our software and of maintaining quality and security standards consistent with our brand; delays in customer purchases due to uncertainty related to any acquisition; the need to integrate or implement additional controls, procedures and policies; challenges caused by distance, language and cultural differences; harm to our existing business relationships with business partners and customers as a result of the acquisition; the potential loss of key employees; use of resources that are needed in other parts of our business and diversion of management and employee resources; the inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition. Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make charges to our operating results based on our impairment assessment process, which could harm our results of operations.

Because our long-term growth strategy involves further expansion of our sales to customers outside Japan, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base worldwide. We plan to open international offices in the future. These international offices will focus primarily on sales, professional services and support. Our future international operations and future initiatives will involve a variety of risks, including:

●	difficulties in maintaining our company culture with a dispersed and distant workforce;
●	more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;
●	the timing of our sales with our international clients and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these clients;
●	unexpected changes in regulatory requirements, taxes or trade laws;
●	differing labor regulations where labor laws are generally more advantageous to employees as compared to Japan, including deemed hourly wage and overtime regulations in these locations;
●	challenges inherent in efficiently managing an increased number of employees, including remote employees, over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
●	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
●	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
●	global economic uncertainty caused by global political events;
●	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
●	limited or insufficient intellectual property protection;
●	political instability or terrorist activities;
●	likelihood of potential or actual violations of domestic and international anticorruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, or of U.S. and international export control and sanctions regulations, which likelihood may increase with an increase of sales or operations in foreign jurisdictions and operations in certain industries; and
●	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

Our inexperience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to establish our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer. We continue to implement policies and procedures to facilitate our compliance with U.S. laws and regulations applicable to or arising from our international business. Inadequacies in our past or current compliance practices may increase the risk of inadvertent violations of such laws and regulations, which could lead to financial and other penalties that could damage our reputation and impose costs on us.

Our customers may fail to pay us in accordance with the terms of their agreements, at times necessitating action by us to attempt to compel payment.

If our customers fail to pay us in accordance with the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our agreements, including litigation and arbitration costs. The risk of these issues increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our results of operations, financial condition and cash flow.

We believe our success depends on continuing to invest in the growth of our worldwide operations by entering new geographic markets. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we enter new geographic markets. This includes investments in facilities, information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adverse affected.

General Risks

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions.

We are exposed to fluctuations in currency exchange rates.

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As we have expanded our international operations, our exposure to exchange rate fluctuations has increased, in particular with respect to the British Pound Sterling and Japanese Yen. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events, including Brexit and similar geopolitical developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the United States, the effects of movements in currency exchange rates will increase as our transaction volume outside of the United States increases.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit. We have operations, as well as current and potential new customers, throughout most of Europe. If economic conditions in Europe and other key markets for our software continue to remain uncertain or deteriorate further, it could adversely affect our customers’ ability or willingness to subscribe to our software, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Any additional equity or equity-linked financings would be dilutive to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

The certificate of incorporation and bylaws provides that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Section 21 of our certificate of incorporation and Section 7.4 of our bylaws provides that “[u]nless the corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located in the county in which the principal office of the corporation in the State of Delaware is established, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange of 1934, as amended, the Securities Act of 1933, as amended, or any claim for which the federal courts have exclusive or concurrent jurisdiction.” Therefore, the exclusive forum provision in our certificate of incorporation and our bylaws will not relieve us of our duty to comply with the federal securities laws and the rules and regulations thereunder, and shareholders will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us or our directors, officers or other employees. In addition, shareholders who do bring a claim in the state or federal court in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The state or federal court of the State of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in our certificate of incorporation and our bylaws to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

You are bound by the fee-shifting provision contained in our bylaws, which may discourage you to pursue actions against us and could discourage shareholder lawsuits that might otherwise benefit the Company and its shareholders.

Section 7.4 of our bylaws provides that “[i]f any action is brought by any party against another party, relating to or arising out of these Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action.”

Our bylaws provide that for this section, the term “attorneys’ fees” or “attorneys’ fees and costs” means the fees and expenses of counsel to the Company and any other parties asserting a claim subject to Section 7.4 of the bylaws, which may include printing, photocopying, duplicating and other expenses, air freight charges, and fees billed for law clerks, paralegals and other persons not admitted to the bar but performing services under the supervision of an attorney, and the costs and fees incurred in connection with the enforcement or collection of any judgment obtained in any such proceeding.

We adopted the fee-shifting provision to eliminate or decrease nuisance and frivolous litigation. We intend to apply the fee-shifting provision broadly to all actions except for claims brought under the Exchange Act and Securities Act.

There is no set level of recovery required to be met by a plaintiff to avoid payment under this provision. Instead, whoever is the prevailing party is entitled to recover the reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action. Any party who brings an action, and the party against whom such action is brought under Section 7.4 of our bylaws, which could include, but is not limited to former and current shareholders, Company directors, officers, affiliates, legal counsel, expert witnesses and other parties, are subject to this provision. Additionally, any party who brings an action, and the party against whom such action is brought under Section 7.4 of our bylaws, which could include, but is not limited to former and current shareholders, Company directors, officers, affiliates, legal counsel, expert witnesses and other parties, would be able to recover fees under this provision.

In the event you initiate or assert a claim against us, in accordance with the dispute resolution provisions contained in our Bylaws, and you do not, in a judgment prevail, you will be obligated to reimburse us for all reasonable costs and expenses incurred in connection with such claim, including, but not limited to, reasonable attorney’s fees and expenses and costs of appeal, if any. Additionally, this provision in Section 7.4 of our bylaws could discourage shareholder lawsuits that might otherwise benefit the Company and its shareholders.

THE FEE SHIFTING PROVISION CONTAINED IN THE BYLAWS IS NOT INTENDED TO BE DEEMED A WAIVER BY ANY HOLDER OF COMMON STOCK OF THE COMPANY’S COMPLIANCE WITH THE U.S. FEDERAL SECURITIES LAWS AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER. THE FEE SHIFTING PROVISION CONTAINED IN THE BYLAWS DO NOT APPLY TO CLAIMS BROUGHT UNDER THE EXCHANGE ACT AND SECURITIES ACT.

Risks Related to Employee Matters

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow as and continue to develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including our Chief Executive Officer, Sumitaka Yamamoto, and other key employees in the areas of research and development, marketing, sales, services, content management, and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers and information technology personnel because of the complexity of our software, technologies and infrastructure. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause (In Japan, termination of employee can only be justified for material cause). The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled information technology, marketing, sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, inbound sales, marketing, services, and content management domain experts are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in Japan, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Risks Related to Our Technical Operations Infrastructure and Dependence on Third Parties

Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our software to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve some parts of our software functions from third-party data center hosting facilities operated by Amazon and IBM. In addition, we serve ancillary functions for our customers from third-party data center hosting facilities operated by Amazon, with a backup facility in Amazon. Our operations depend, in part, on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, such as earthquakes and hurricanes, actual or threatened public health emergency (e.g., COVID-19), power or telecommunications failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our software. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could materially adversely affect our business.

If our software has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our software and its underlying infrastructure are inherently complex and may contain material defects or errors. We release modifications, updates, bug fixes and other changes to our software several times per day, without traditional human-performed quality control reviews for each release. We have from time to time found defects in our software and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our software or its applications. Consequently, we or our customers may discover defects or errors after our software has been implemented.

In the past, we have experienced software outages caused by power supply failures. Although no data was lost due to the outages, our customers experienced disruptions in using our software as our website stopped operating as well as our marketing campaigns, e-mail newsletters and other functions were shut down. Notwithstanding, the outages were short in duration and we are not aware of any negative customer reviews and negative press as a result of the outages. We believe there was no significant damage to our customer relationships, reputation and brand due to these outages. We believe the outage did not compromise our ability to meet customer expectations, manage our software, or meet our operating efficiency and profitability goals.

Defects or errors could result in product outages and could also cause inaccuracies in the data we collect and process for our customers, or even the loss, damage or inadvertent release of such confidential data. We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of product outages, defects or inaccuracies in the data we collect for our customers, or the loss, damage or inadvertent release of confidential data could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us. Furthermore, these issues could subject us to service performance credits (whether offered by us or required by contract), warranty claims or increased insurance costs. The costs associated with product outages, any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.

In addition, third-party apps and features on our software may not meet the same quality standards that we apply to our own development efforts and, to the extent they contain bugs, vulnerabilities or defects, they may create disruptions in our customers’ use of our products, lead to data loss, unauthorized access to customer data, damage our brand and reputation and affect the continued use of our products, any of which could harm our business, results of operations and financial condition.

We are dependent on the continued availability of third-party data hosting and transmission services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our software or services to cover the changes. As a result, our operating results may be significantly worse than forecasted.

If we do not or cannot maintain the compatibility of our software with third-party applications that our customers use in their businesses, our revenue will decline.

A significant percentage of our customers choose to integrate our software with certain capabilities provided by third-party application providers using APIs published by these providers. The functionality and popularity of our software depends, in part, on our ability to integrate our software with third-party applications and software, including content management systems, customer experience management systems, e-commerce, call center, analytics and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and software, restrict our access to their applications and software, or alter the terms governing use of their applications and APIs and access to those applications and software in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and software in conjunction with our software, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party applications and software that our customers use for marketing, content management, customer experience management, or robotic process automation purposes, or fail to renew existing relationships pursuant to which we currently provide such integration, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate new revenue or maintain existing revenue and adversely impact our business.

We rely on data provided by third parties, the loss of which could limit the functionality of our software and disrupt our business.

Select functionality of our software depends on our ability to deliver data, including search engine results and social media updates, provided by unaffiliated third parties, such as Facebook, Google, LinkedIn and Twitter. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our, or our service providers’, data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our software, impairing the return on investment that our customers derive from using our solution, as well as adversely affecting our business and our ability to generate revenue. We also rely on the availability and accuracy of this data, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand.

Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our software.

Privacy concerns may cause end users to resist providing the personal data necessary to allow our customers to use our software effectively. We have implemented various features intended to enable our customers to better protect end user privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our software, especially in certain industries that rely on sensitive personal information. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our software and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our software may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our software, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of data of our customers and their customers, including personally identifiable information. Our storage is typically the sole source of record for portions of our customers’ businesses and end user data, such as initial contact information and online interactions. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber-attacks and other malicious Internet-based activity continue to increase generally, and cloud-based software providers of marketing services have been targeted. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. If third parties with whom we work, such as vendors or developers, violate applicable laws, our security policies or our acceptable use policy, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches to us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data. Additionally, we provide extensive access to our database, which stores our customer data, to our development team to facilitate our rapid pace of product development. If such access or our own operations cause the loss, damage or destruction of our customers’ business data, their sales, lead generation, support and other business operations may be permanently harmed. As a result, our customers may bring claims against us for lost profits and other damages.

Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the ongoing pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.

If we were to experience a cyberattack and suffer interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. These cyber-attacks could be carried out by threat actors of all types (including but not limited to nation states, organized crime, other criminal enterprises, individual actors and/or advanced persistent threat groups). In addition, we may experience intrusions on our physical premises by any of these threat actors. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our competitive position could be harmed. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages either under foreign laws, and other relevant state and federal privacy laws.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Intellectual Property

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including those in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our services and/or software and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our software. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our software if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

In our subscription agreements with our customers, we generally do not agree to indemnify our customers against any losses or costs incurred in connection with claims by a third party alleging that a customer’s use of our services or software infringes the intellectual property rights of the third party. There can be no assurance, however, that customers will not assert a common law indemnity claim or that any existing limitations of liability provisions in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our customers who are accused of intellectual property infringement may in the future seek indemnification from us under common law or other legal theories. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

If we fail to adequately protect our proprietary rights, in Japan and abroad, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of Japan or the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our software and offerings.

We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our software and offerings, impair the functionality of our software and offerings, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our software and offerings, or injure our reputation.

Our use of “open-source” software could negatively affect our ability to offer our software and subject us to possible litigation.

A substantial portion of our cloud-based software incorporates so-called “open source” software, and we may incorporate additional open-source software in the future. Open-source software is generally freely accessible, usable and modifiable. Certain open-source licenses may, in certain circumstances, require us to offer the components of our software that incorporate the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open-source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of the components of our software that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected software. We could also be subject to suits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

Risks Related to Government Regulation

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the Ministry of Internal Affairs and Communications, Personal Information Protection Commission Japan (the “PPCJ”), the U.S. Federal Trade Commission (the “FTC”), and various state, local and foreign agencies. We collect personally identifiable information and other data from our customers and leads. We also handle personally identifiable information about our customers’ customers. We use this information to provide services to our customers, to support, expand and improve our business. We may also share customers’ personally identifiable information with third parties as authorized by the customer or as described in our privacy policy.

The Japanese and U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws, and in Japan, the PPCJ are issuing orders and guidelines based on the Personal Information Protection Act, as imposing standards for the online collection, use and dissemination of data. However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Laws and regulations concerning privacy, data protection and information security are evolving, and changes to such laws and regulations could require us to change features of our software or restrict our customers’ ability to collect and use email addresses, page viewing data and personal information, which may reduce demand for our software. Our failure to comply with national, federal, state and international data privacy laws and regulations could harm our ability to successfully operate our business and pursue our business goals. For example, California recently enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA recently was amended and it is not yet fully clear how the CCPA will be enforced and how certain of its requirements will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”). The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

In addition, several foreign jurisdictions, including the European Union and Canada, have regulations dealing with the collection and use of personal information obtained from their residents, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information that identifies or may be used to identify an individual. In relevant part, these laws and regulations may affect our ability to engage in lead generation activities by imposing heightened requirements, such as affirmative opt-ins or consent prior to sending commercial correspondence or engaging in electronic tracking activities. For example, a recent ruling of the European Court of Justice in Case C-673/17 provides that a pre-checked opt-in is insufficient to constitute a valid active consumer consent to cookie storage. In order to obtain “the adequate protection” status under the European Union’s General Data Protection Regulation (the “GDPR”), the Japanese laws and regulations in this area were amended as much as practically possible by January 23, 2019 and thus the collection, use and transfer of personal data is similarly restricted.

Within the European Union, legislators have adopted the GDPR and which became effective in May 2018 which may impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law (the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The United Kingdom, however, is now regarded as a third country under the European Union’s GDPR which means that transfers of personal data from the European Economic Area to the United Kingdom will be restricted unless an appropriate safeguard, as recognized by the European Union’s GDPR, has been put in place. However, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the United Kingdom and the European Economic Area for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection (this means that personal data transfers from the United Kingdom to the European Economic Area remain free flowing).

On July 12, 2016, the European Commission adopted the EU-US Privacy Shield, a framework for the transfer of personal data from the European Union to the United States, as a successor to the Safe Harbor framework that was invalidated by the European Court of Justice in October 2015. On July 16, 2020, the European Court of Justice invalidated the EU–US Privacy Shield ruling that it failed to offer adequate protections for European Union personal data transferred to the United States. The European Court of Justice, in the same decision, deemed that the Standard Contractual Clauses (“SCCs”), approved by the European Commission for transfers of personal data between European Union controllers and non-European Union processors are valid, however the European Court of Justice deemed that transfers made pursuant to the SCCs need to be analyzed on a case-by-case basis to ensure the European Union’s standards of data protection are met. Our customer agreements include SCCs. However, as a result of this decision, companies may be required to adopt additional measures to accomplish transfers of personal data to the United States and other third countries in compliance with the GDPR, and there continue to be concerns about whether the SCCs will face additional challenges. Until the remaining legal uncertainties regarding how to legally continue these transfers are settled, we will continue to face uncertainty as to whether our customers will be permitted to transfer personal data to the United States for processing by us as part of our software services. If such data transfer to the United States is not permitted, it could have a negative effect on our existing business and on our ability to attract and retain new customers. Our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers who do business in the European Union may require their vendors to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us.

The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and software capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

We publicly post documentation regarding our practices concerning the collection, processing, use and disclosure of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.

If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities based on privacy or data protection regulations and our commitments to customers or others, as well as negative publicity and a potential loss of business. Moreover, if future laws and regulations limit our subscribers’ ability to use and share personal information or our ability to store, process and share personal information, demand for our solutions could decrease, our costs could increase, and our business, results of operations and financial condition could be harmed.

We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content of their websites or the data they store on our servers.

As a provider of a cloud-based inbound marketing, content management, customer experience management, and robotic process automation software, we may be subject to potential liability for the activities of our customers on or in connection with the data they store on our servers. Although our customer terms of use prohibit illegal use of our services by our customers and permit us to take down websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability or harm our reputation. Furthermore, customers may upload, store, or use content on our software that may violate our policy on acceptable use which prohibits content that is threatening, abusive, harassing, deceptive, false, misleading, vulgar, obscene, or indecent. While such content may not be illegal, use of our software for such content could harm our reputation resulting in a loss of business.

Several U.S. federal statutes may apply to us with respect to various customer activities:

●	The Digital Millennium Copyright Act of 1998 (“DMCA”) provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, based on our current business activity as an Internet service provider that does not own or control website content posted by our customers, we generally are not liable for infringing content posted by our customers or other third parties, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. Generally, if we receive a proper notice from, or on behalf, of a copyright owner alleging infringement of copyrighted material located on websites we host, and we fail to expeditiously remove or disable access to the allegedly infringing material or otherwise fail to meet the requirements of the safe harbor provided by the DMCA, the copyright owner may seek to impose liability on us. Technical mistakes in complying with the detailed DMCA take-down procedures could subject us to liability for copyright infringement.
●	The Communications Decency Act of 1996 (the “CDA”) generally protects online service providers, such as us, from liability for certain activities of their customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers on their sites. However, the CDA does not apply in foreign jurisdictions and we may nonetheless be brought into disputes between our customers and third parties which would require us to devote management time and resources to resolve such matters and any publicity from such matters could also have an adverse effect on our reputation and therefore our business.

●	In addition to the CDA, the Securing the Protection of our Enduring and Established Constitutional Heritage Act (the “SPEECH Act”) provides a statutory exception to the enforcement by a U.S. court of a foreign judgment for defamation under certain circumstances. Generally, the exception applies if the defamation law applied in the foreign court did not provide at least as much protection for freedom of speech and press as would be provided by the First Amendment of the U.S. Constitution or by the constitution and law of the state in which the U.S. court is located, or if no finding of defamation would be supported under the First Amendment of the U.S. Constitution or under the constitution and law of the state in which the U.S. court is located. Although the SPEECH Act may protect us from the enforcement of foreign judgments in the United States, it does not affect the enforceability of the judgment in the foreign country that issued the judgment. Given our international presence, we may therefore, nonetheless, have to defend against or comply with any foreign judgments made against us, which could take up substantial management time and resources and damage our reputation.
●	In Japan, the statute which provides similar protection is the Provide Liability Limitation Act (the law No, 137 of 2001, as amended). This law provides for the limitation of liability on Internet service providers and the rights of persons whose copyrights or privacy have been infringed or who were subject to defamation on the Internet, to request disclosure of relevant information on the sender of such infringing materials. Under this law, based on our current business activity as an Internet service provider that does not own or control website content posted by our customers, we generally are not liable for infringing content posted by our customers or other third parties, provided that we meet the requirements under this law.

Although these statutes and case law in the United States have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation may narrow the scope of protection afforded us under these laws. In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, notwithstanding the exculpatory language of these bodies of law, we may become involved in complaints and lawsuits which, even if ultimately resolved in our favor, add cost to our doing business and may divert management’s time and attention. Finally, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our software and our ability to conduct business.

Our customers rely on email to communicate with their existing or prospective customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, internet service providers and internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our software and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our software and potentially subject us to regulatory enforcement or private litigation.

Certain aspects of how our customers utilize our software are subject to regulations in the United States, European Union and elsewhere. In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies or web beacons for online behavioral advertising, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user’s device. Regulation of cookies and web beacons may lead to restrictions on our activities, such as efforts to understand users’ Internet usage. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow end users to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our software and could impair our attractiveness to customers, which would harm our business.

Many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. Accordingly, these laws or significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our software to decrease and adversely impact our financial results.

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our software. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our software.

While these laws and regulations generally govern our customers’ use of our software, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, laws and regulations governing the collection, use and disclosure of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the Data Protection Directive in the European Union and the Federal Data Protection Act in Germany. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties and reputational harm. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities. Although we take precautions to prevent transactions with U.S. sanction targets, the possibility exists that we could inadvertently provide our solutions to persons prohibited by U.S. sanctions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

Risks Related to Taxation

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local, and non-U.S. jurisdictions have differing rules and regulations governing sales, use, value added, Digital Services Tax, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our software in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our software and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our software in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our software. Any or all of these events could adversely impact our business and financial performance. Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally due to the pandemic and other reasons, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiary or assert that benefits of tax treaties are not available to us or our subsidiary, any of which could have a material impact on us and the results of our operations.

Related to Ownership of Our Common Stock

There can be no assurance that we will be able to comply with Nasdaq Capital Market’s continued listing standards.

Prior to our initial public offering that closed on February 14, 2022, there was no public market for shares of our common stock. Our common stock is listed on Nasdaq Capital Market under the symbol “HTCR.” There can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. We cannot provide any assurance that an active and liquid trading market in our common stock will develop or, if developed, that such market will continue.

There is no guarantee that we will be able to maintain a listing on the Nasdaq Capital Market for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our common stock being delisted from Nasdaq Capital Market.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

We cannot predict the prices at which our common stock will trade. The market price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock will tend to increase the volatility of the trading price of our common stock. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid for them. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:

●	actual or anticipated changes or fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

●	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships, or capital commitments;

●	industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	price and volume fluctuations in the overall stock market from time to time;

●	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

●	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our common stock by us or our stockholders;

●	failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	actual or anticipated developments in our business, or our competitors’ businesses, or the competitive landscape generally;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property rights, our products, or third-party proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major changes in our management or our board of directors, particularly with respect to Mr. Lai;

●	general economic conditions and slow or negative growth of our markets; and

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could materially adversely affect our business, financial condition, results of operations, and prospects.

As a controlled company, we are not subject to all of the corporate governance rules of Nasdaq Capital Market.

The “controlled company” exception to Nasdaq Capital Market rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market corporate governance rules. As of March 31, 2022, Sumitaka Yamamoto, our Chief Executive Officer, beneficially owned an aggregate of 10,984,539 shares of our common stock, which represents 58.07% of the voting power of our outstanding common stock. As a “controlled company” within the meaning of the corporate governance rules of Nasdaq Capital Market, we are exempt from Nasdaq Capital Market’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq Capital Market, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the requirements of Nasdaq Capital Market, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of Nasdaq Capital Market. We currently utilize and presently intend to continue to utilize these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq Capital Market. See “Management—Controlled Company and Director Independence”.

If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Sumitaka Yamamoto, our Chief Executive Officer, controls approximately 58.07% of the voting power of our outstanding common stock. As a result, Mr. Yamamoto will have majority voting power over all matters requiring stockholder votes, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of voting power may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Mr. Yamamoto may not always coincide with our interests or the interests of our other stockholders. This concentration of voting power may also have the effect of delaying, preventing or deterring a change in control of us. Also, Mr. Yamamoto may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over then-current market price of our common stock upon a change in control. In addition, this concentration of voting power may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders. See “Executive Compensation” and “Description of Securities.”

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See “Dividend Policy.”

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock is not currently considered “penny stock” since it is listed on Nasdaq, if we are unable to maintain that listing and our common stock is no longer listed on Nasdaq, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

● If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

● If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

If the benefits of any proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (ii) the end of the fiscal year in which the market value of our common shares that are held by non-affiliates is at least $700.0 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the end of the fiscal year during which the fifth anniversary of our initial public offering (which closed on February 14, 2022) occurs.

Until such time, however, we cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and have an adverse effect on the value of our securities.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we will be required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will design, implement, and test the internal control over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected. We also could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We believe we will be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not be required to, and may not, include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	providing that a special meeting of the stockholders may only be called by a majority of the board of directors;

●	providing that directors may be removed prior to the expiration of their terms by the affirmative vote of the holders of not less than 2/3 of the voting power of the issued and outstanding stock entitled to vote; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2023 with an automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $32,942 per month and a share of sales taxes of $3,294 per month. We also have an office at 2-4-35, Mekaru, Naha-city, Okinawa, Japan, where we lease approximately 890 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in June 2022 with automatic annual renewal option. Terms of the Okinawa office lease provide for a base rent payment of $1,816 per month and a share of sales taxes of $181 per month. We believe that these facilities are adequate for our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HTCR.” The closing price of our common stock on Nasdaq on March 28, 2022 was $2.62.

Holders

As of March 31, 2022, there were 18,915,943 shares of common stock issued and outstanding, and we had approximately 46 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. As of March 31, 2022, there were 865,500 shares authorized for issuance under the 2021 Plan.

Recent Sales of Unregistered Securities

On May 18, 2021, we issued five shares of common stock to Sumitaka Yamamoto, Chief Executive Officer of the Company, for $1.00 per share for a total subscription of $5.00.

On July 16, 2021, pursuant to the terms of a share exchange agreement among the Company, HeartCore Co., the shareholders of HeartCore Co. (excluding Dentsu Digital Investment Limited) and Sumitaka Yamamoto, as the representative of the shareholders of HeartCore Co., we issued 15,999,994 shares of our common stock to the shareholders of HeartCore Co. in exchange for 10,706 shares HeartCore Co.’s common stock, representing 97.5% of the issued and outstanding capital stock of HeartCore Co. On February 24, 2022, the Company purchased 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500). As a result, effective February 24, 2022, HeartCore Co. is a wholly owned subsidiary of the Company.

On November 3, 2021, the Company redeemed 484,056 shares of common stock held by Sumitaka Yamamoto, Chief Executive Officer of the Company, for $1.00.

During the period from October 27, 2021 through January 13, 2022, the Company issued 400,000 shares of common stock at a purchase price of $2.50 per share (for an aggregate of $1,000,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to our 2021 Equity Incentive Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Equity Incentive Plan and the option award agreements pursuant to which the options were awarded.

The above issuances were made pursuant to an exemption from registration as set forth in 506 of Regulation D and/or Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The Company’s transfer agent is Transhare Corporation. The transfer agent’s address is Bayside Center 1, 17755 US Highway 19 N, Suite 140, Clearwater, Florida 33764, and its telephone number is (303) 662-1112.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this annual report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. References herein to “we,” “us” or the “Company” refer to HeartCore Enterprises, Inc. and its consolidated subsidiary, HeartCore Co., Ltd.

Business Overview

We are a leading software development company based in Tokyo, Japan. We provide software through two business units. The first business unit includes a customer experience management business that has been in existence for 12 years. Our customer experience management platform (the “CXM Platform”) includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

The second business unit is a digital transformation business which provides customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. We also have an ongoing technology innovation team to develop software that supports the narrow needs of large enterprise customers.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2021, our sales and marketing organization was comprised of 16 employees, including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2021, our combined business units (customer experience management business unit and digital transformation business unit) had 839 total customers in Japan.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our majority-owned subsidiary, HeartCore Co., Ltd., a Japanese corporation (“HeartCore Co.”), which was established in Japan by Mr. Sumitaka Yamamoto, our CEO, in 2009 and acquired by us in July 2021. HeartCore Co. started out with helping companies effectively managing content with its powerful content management system. Since then, HeartCore Co. has expanded offerings to help companies manage all forms of business processes.

The acquisition of HeartCore Co. was accounted for as a recapitalization among entities under common control since the same controlling shareholders controlled all these entities before and after the transaction. The consolidation of the Company and its subsidiary has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

For the fiscal years ended December 31, 2021 and 2020, we generated revenues of $10,822,514 and $9,026,463, respectively, and reported net loss of $327,044 and net income of $155,064, respectively, and cash flows from operating activities of $766,300 and $745,748, respectively. As noted in our consolidated financial statements, as of December 31, 2021, we had an accumulated deficit of $3,896,113.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

Our Ability to Strength Our Competitive Advantages

Our mission is to be at the forefront of innovation and thought leadership in enterprise business automation, analyzing enterprise users’ desktops and mission-critical systems, and creating end-to-end software that provides business automation based on the results of that analysis and further simulating the numbers. We create end-to-end software that provides business automation. Our customers use our software across their organizations so that they can run their operations in a more fully automated manner. Our ability to successfully implement the automation in our software greatly affects our profitability.

Our Ability to Expand International Market

We maintain a physical sales presence in the Japanese software market. Using our global go-to-market strategy we believe we have established a diversified revenue and customer base. We will continue to develop our global operation. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.

Our Ability to Control Costs and Expenses and Improve Our Operating Efficiency

Our business growth is dependent on our ability to attract and retain qualified and productive employees, identify business opportunities, secure new contracts with customers and our ability to control costs and expenses to improve our operating efficiency. Our software costs (mostly including purchased software license, salaries and welfare, and outsourcing expenses) have a direct impact on our profitability. Our success is dependent, in part, on our ability to reduce our exposure to increase in those costs through a variety of ways, while maintaining and improving margins and market share. In addition, our staffing costs (including salaries and welfare) and administrative expenses also have a direct impact on our profitability. Our ability to drive the productivity of our staff and enhance our operating efficiency affects our profitability.

Our Ability to Manage and Retain Customer Renewals

Our ability to manage and retain customer renewals is vital to our expansion of renewals in our customer base and continuous and growing revenue. By achieving and maintaining high retention of customer renewals, we are able to cover most of our expenses from the revenue generated from such retained customer renewals. In order to achieve and maintain a high retention of customer renewals, we engage in the following actions: (i) we conduct annual surveys of existing customers; (ii) we conduct Net Promoter Scoring (NPS), whereby we measure customer loyalty and satisfaction by asking our customers how likely they are to recommend our product and service to others; and (iii) we have sales representatives visit important customers to increase customer retention. Our ability to expand within our customer base is demonstrated by our net retention rate, which represents the rate of net expansion of annualized renewal run-rate from existing customers over the last 12 months.

As of December 31, 2021, our combined business units (customer experience management business unit and digital transformation business unit) had 839 total customers in Japan, of which 581, or 69.2%, were paying customers and 24 total customers outside Japan, of which 2, or 1.0%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. Our net retention rate for our paying customers of our digital transformation business unit (RPA business) was 45%, 52% and 75% as of December 31, 2021, 2020 and 2019, respectively. The reduction in the net retention rate was due to a number of small and medium-sized customers cancelling their contracts due to the COVID-19 pandemic. Notwithstanding, our net retention rate for our paying customers of our customer experience management business unit (CMS business) was 95%, 95% and 92% as of December 31, 2021, 2020 and 2019, respectively. Digital transformation business unit (RPA business) sales only accounted for 5.5%, 9.4% and 10.9% of total sales during the years ended December 31, 2021, 2020 and 2019, respectively. In light of the high net retention rate among our combined paying and non-paying customers of our CMS business, there is an insignificant impact (below 5%) on our net retention rate as to former paying customers of our CMS business utilizing the free version of your CXM Platform.

COVID-19 Affecting Our Results of Operations

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. As of the filing date of this Annual Report on Form 10-K, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted.

A Severe or Prolonged Slowdown in the Global and Japan Economy Could Materially and Adversely Affect Our Business and Our Financial Condition

In recent years, the economic indicators in Japan have shown mixed signs, and future growth of the Japanese economy is subject to many factors beyond our control. The current administration of Prime Minster Fumio Kishida and the former administration of Prime Minister Yoshihide Suga have introduced policies to combat deflation and promote economic growth. In addition, the Bank of Japan introduced a plan for quantitative and qualitative monetary easing in April 2013 and announced a negative interest rate policy in January 2016. However, the long-term impact of these policy initiatives on Japan’s economy remains uncertain. The impact of Brexit on the Japanese economy and on the value of the Japanese yen against currencies of other countries in which we generate revenue, in both the short and long term, is also uncertain. In addition, an increase in the consumption tax rate, which took place in April 2014 with a further increase in October 2019, may also adversely impact the Japanese economy, potentially impacting consumer spending, and advertising spending by businesses. Any future deterioration of the Japanese or global economy may result in a decline in consumption that would have a negative impact on demand for our products and their prices.

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2021 and 2020

The following table summarizes our operating results as reflected in our statements of operations during the fiscal years ended December 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Years ended December 31,
	2021		2020		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

REVENUE	$10,822,514	100.0%	$9,026,463	100.0%	$1,796,051	19.9%
COST OF REVENUE	5,634,737	52.1%	5,008,311	55.5%	626,426	12.5%
GROSS PROFIT	5,187,777	47.9%	4,018,152	44.5%	1,169,625	29.1%

Operating expenses
Selling expenses	296,778	2.7%	242,709	2.7%	54,069	22.3%
General and administrative expenses	4,321,241	39.9%	3,205,689	35.5%	1,115,552	34.8%
Research and development expenses	510,740	4.7%	311,049	3.4%	199,691	64.2%
Total operating expenses	5,128,759	47.3%	3,759,447	41.6%	1,369,312	36.4%

Income from operations	59,018	0.5%	258,705	2.9%	(199,687)	-77.2%

Other expenses	(44,117)	-0.4%	(31,424)	-0.3%	(12,693)	40.4%

Income before income tax provision	14,901	0.1%	227,281	2.5%	(212,380)	-93.4%

Income tax expense	341,945	3.2%	72,217	0.8%	269,728	373.5%

Net income (loss)	(327,044)	-3.0%	155,064	1.7%	(482,108)	-310.9%

Less: net income attributable to non-controlling interest	11,112	0.1%	4,109	0.0%	7,003	170.4%

NET INCOME (LOSS) ATTRIBUTABLE TO HEARTCORE ENTERPRISES, INC.	$(338,156)	-3.1%	$150,955	1.7%	$(489,111)	-324.0%

	For the Years ended December 31,
	2021		2020		Variance
		% of		% of
	Amount	total revenue	Amount	total revenue	Amount	% of

Revenue
Revenue from on-premise software	$3,609,442	33.4%	$2,099,761	23.3%	$1,509,681	71.9%
Revenue from maintenance and support services	3,616,918	33.4%	3,493,316	38.7%	123,602	3.5%
Revenue from software as a service (“SaaS”)	617,026	5.7%	484,716	5.4%	132,310	27.3%
Revenue from software development and other miscellaneous services	2,979,128	27.5%	2,948,670	32.6%	30,458	1.0%
Total revenue	10,822,514	100.0%	9,026,463	100.0%	1,796,051	19.9%

Cost of Revenue
Costs of on-premise software	1,401,907	13.0%	1,143,099	12.7%	258,808	22.6%
Costs of maintenance and support services	1,384,660	12.8%	1,336,703	14.8%	47,957	3.6%
Costs of software as a service (“SaaS”)	275,104	2.5%	490,229	5.4%	(215,125)	-43.9%
Costs of software development and other miscellaneous services	2,573,066	23.8%	2,038,280	22.6%	534,786	26.2%
Total cost of revenue	5,634,737	52.1%	5,008,311	55.5%	626,426	12.5%

Gross Profit
On-premise software	2,207,535	20.3%	956,662	10.6%	1,250,873	130.8%
Maintenance and support services	2,232,258	20.6%	2,156,613	23.9%	75,645	3.5%
Software as a service (“SaaS”)	341,922	3.2%	(5,513)	-0.1%	347,435	6,302.1%
Software development and other miscellaneous services	406,062	3.8%	910,390	10.1%	(504,328)	-55.4%
Total gross profit	$5,187,777	47.9%	$4,018,152	44.5%	$1,169,625	29.1%

Revenue

Our total revenues increased by $1,796,051, or 19.9%, to $10,822,514 for the year ended December 31, 2021 from $9,026,463 for the year ended December 31, 2020. The increase in our revenues was attributable to the following reasons:

(i)	the revenues from sales of on-premise software by $1,509,681, or 71.9%, to $3,609,442 for the year ended December 31, 2021 from $2,099,761 for the year ended December 31, 2020. A major customer renewed its CMS license for $1,157,517. Some other customers also significantly increased their purchase in 2021, as compared to the prior year;

(ii)	our revenue from software as a service (“SaaS”) increased by $132,310, or 27.3%, to $617,026 for the year ended December 31, 2021 from $484,716 for the year ended December 31, 2020. SaaS service can monitor computers’ activities and therefore can assist employers looking over their staffs’ work load when the employees work remotely. The demand for SaaS services increased as more and more people get used to working remotely as the COVID-19 pandemic changed peoples’ working style. While we retained most of the customers from prior year, we increased our revenue from task mining products by approximately $124,845.

Cost of Revenue

Our total costs of revenues increased by $626,426, or 12.5%, to $5,634,737 for the year ended December 31, 2021 from $5,008,311 for the year ended December 31, 2020. The increase in our costs was attributable to the following reasons: (i) the costs of On-premises software increased by $258,808, or 22.6%, to $1,401,907 for the year ended December 31, 2021 from $1,143,099 for the year ended December 31, 2020, in light of the increase in sales; (ii) the costs of software development and other miscellaneous services increased by $534,786, or 26.2%, to $2,573,066 for the year ended December 31, 2021 from $2,038,280 for the year ended December 31, 2020, due to unexpected outsources costs associated with the defects in some CMS projects; offset by (iii) a decrease in the costs of SaaS by $215,125, or 43.9%, to $275,104 for the year ended December 31, 2021 from $490,229 for the year ended December 31, 2020. The Company launched a new SaaS product, CXM Cloud, in 2019 and subsequently completed most of the development of the project in 2020, leaving minority debug expenses in 2021. Therefore, the development costs were higher in 2020 than in 2021.

Gross Profit

Our total gross profit increased by $1,169,625, or 29.1%, to $5,187,777 for the year ended December 31, 2021 from $4,018,152 for the year ended December 31, 2020. The increase in our gross profit was attributable to the following reasons: (i) the gross profit from sales of on-premise software increased by 1,250,873, or 130.8% from 956,662 for the ended December 31, 2020 to $2,207,535 for the year ended December 31, 2021. The profitability increased due to the higher volume sales; (ii) the gross profit from SaaS increased by $347,435, or 6,302.1%, to $341,922 for the year ended December 31, 2021 from a loss of $5,513 for the year ended December 31, 2020, primally due to more of the development costs of the CXM Cloud product was recorded in the prior year.

For the reasons discussed above, our overall gross profit margin increased by 3.4% to 47.9% for the year ended December 31, 2021 from 44.5% in the fiscal year 2020.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the fiscal years ended December 31, 2021 and 2020:

	For the Years ended December 31,
	2021		2020		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

Total revenue	$10,822,514	100.0%	$9,026,463	100.0%	$1,796,051	19.9%
Operating expenses
Selling expenses	296,778	2.7%	242,709	2.7%	54,069	22.3%
General and administrative expenses	4,321,241	39.9%	3,205,689	35.5%	1,115,552	34.8%
Research and development expenses	510,740	4.7%	311,049	3.4%	199,691	64.2%
Total operating expenses	$5,128,759	47.3%	$3,759,447	41.6%	$1,369,312	36.4%

Selling Expenses

Our selling expenses primarily include advertising expenses, sales commissions, and sales promotion expenses.

	For the Years ended December 31,
	2021		2020		Variance
	Amount	% of	Amount	% of	Amount	% of

Selling Expenses
Advertising expenses	$195,916	66.0%	$97,944	40.4%	$97,972	100.0%
Sales commissions	99,789	33.6%	141,621	58.4%	(41,832)	-29.5%
Sales promotion expenses	1,073	0.4%	3,144	1.2%	(2,071)	-65.9%
Total selling expenses	$296,778	100.0%	$242,709	100.0%	$54,069	22.3%

Our selling expenses increased by $54,069, or 22.3%, to $296,778 for the year ended December 31, 2021 from $242,709 in the fiscal year 2020, primarily attributable to (i) an increase in advertising expenses by $97,972, or 100%, to $195,916 for the year ended December 31, 2021 from $97,944 in the fiscal year 2020. The Japanese economy gradually resumed in 2021 as the COVID-19 pandemic became less severe. In order to attract customers, the company expensed $62,261 for seminars, and $43,329 for billboard; offset by (ii) a decrease in sales commission by $41,832, or 29.5% from $141,621 in the fiscal year 2020 to $99,789. Because the Company did not achieve its sales goal in the prior year, the performance-linked bonuses decreased in the consecutive year.

These above-mentioned factors combined led to the increase in our selling expenses for the year ended December 31, 2021 as compared to the fiscal year 2020. As a percentage of revenues, our selling expenses accounted for 2.7% of our total revenue for the years ended December 31, 2021 and 2020.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting and professional service fees incurred for company reorganization and going public, depreciation and amortization expenses, rental expenses, office, utility and other expenses, bad debt expenses, and travel and entertainment expenses.

	For the Years ended December 31,
	2021		2020		Variance
	Amount	% of	Amount	% of	Amount	% of

General and Administrative Expenses
Salaries and welfare	$2,306,544	53.3%	$1,985,048	61.9%	$321,496	16.2%
Consulting and professional service fees	296,731	6.9%	461,951	14.4%	(165,220)	-35.8%
Depreciation expense	102,409	2.4%	116,745	3.6%	(14,336)	-12.3%
Rent expense	219,918	5.1%	226,009	7.1%	(6,091)	-2.7%
Office, utility and other expenses	316,401	7.3%	355,301	11.1%	(38,900)	-10.9%
Listing-related expenses	867,624	20.1%	-	0.0%	867,624	100.0%
Bad debt expense	80,879	1.9%	8,684	0.3%	72,195	831.4%
Travel and entertainment expense	130,735	3.0%	51,951	1.6%	78,784	151.7%
Total general and administrative expenses	$4,321,241	100.0%	$3,205,689	100.0%	$1,115,552	34.8%

Our general and administrative expenses increased by $1,115,552 or 34.8%, to $4,321,241 for the year ended December 31, 2021 from $3,205,689 in the fiscal year 2020, primarily attributable to (i) we incurred listing-related expenses of $867,624 in 2021 to get our stock listed in the Nasdaq Stock Exchange in early 2022; (ii) an increase in travel and entertainment expenses by $78,784, or 151.7%, to $130,735 in the fiscal year ended December 31, 2021 from $51,951 in the fiscal year ended December 31, 2020. Our officers travelled to the US to meet our legal counsel, underwriter, and prospective investors to promote our stock and for the matter of going public; (iii) an increase in salaries and welfare by $321,496, or 16.2%, to $2,306,544 in the fiscal year ended December 31, 2021 from $1,985,048 in the fiscal year ended December 31, 2020. In addition to our average salary increased by 3% in the year December 31, 2021, we hired four more employees in 2021 to support the extension of business; offset by (iv) our consulting and professional fees decreased by $165,220 or 35.8% for the year ended December 31, 2021 as compared to the fiscal year 2020, primarily attributable to the termination of sales supporting consultant contracts executed in 2020, due to ineffectiveness.

The overall increase in our general and administrative expenses in fiscal year 2021 as compared to fiscal year 2020 reflected the above-mentioned factors combined. As a percentage of revenues, general and administrative expenses were 39.9% and 35.5% of our revenue for the fiscal years ended December 31, 2021 and 2020, respectively.

Research and development expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

	For the Years ended December 31,
	2021		2020		Variance
	Amount	% of	Amount	% of	Amount	% of

Research and Development Expenses
Salaries and welfare	$82,739	16.2%	$50,164	16.1%	$32,575	64.9%
Outsourcing expenses	428,001	83.8%	260,885	83.9%	167,116	64.1%
Total research and development expenses	$510,740	100.0%	$311,049	100.0%	$199,691	64.2%

Our research and development expenses increased by $199,691, or 64.2%, to $510,740 in the fiscal year ended December 31, 2021 from $311,049 in the fiscal year ended December 31, 2020, primarily attributable to (i) an increase in salary and welfare expenses by $32,575 or 64.9% to $82,739 in the fiscal year ended December 31, 2021 from $50,164 in the fiscal year ended December 31, 2020, as we increased the number of research and development staffs to speed up our new product development; (ii) an increase in outsourcing expenses by $167,116, or 64.1%, to $428,001 in the fiscal year ended December 31, 2021 from $260,885 in the fiscal year ended December 31, 2020, as we outsourced more development activities for efficiency and experience.

The overall increase in our research and development expenses in fiscal year 2021 as compared to fiscal year 2020 reflected the above-mentioned factors combined. As a percentage of revenues, research and development expenses were 4.7% and 3.4% of our revenue for the fiscal years ended December 31, 2021 and 2020, respectively.

Other Expenses, net

Our other income (expenses) primarily includes interest income generated from bank deposits, interest expenses for bank loans, bonds, and leases, other incomes, and other expenses. Total other expenses, net, increased by $12,693 or 40.4%, from $31,424 for the year ended December 31,2020 to $44,117 for the year ended December 31, 2021.

Provision for Income Taxes

Our provision for income taxes was $341,945 for the year ended December 31, 2021, an increase of $269,728, or 373.5% from $72,217 in fiscal year 2020 primarily due to the increase in deferred tax expense.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $327,044 for the fiscal year ended December 31, 2021, representing a $482,108 or 310.9% decrease from a net income of $155,064 for the fiscal year ended December 31, 2020.

Net income attributable to non-controlling interest

Before we entered into a stock purchase agreement with a non-controlling shareholder of HeartCore Co. in August 2021, we owned 97.35% of the outstanding shares of the operating subsidiary, HeartCore Co., which located in Japan. Accordingly, we recorded non-controlling interest income attributable to the non-controlling interest. The net income attributable to non-controlling interest increased by $7,003 or 170.4% from $4,109 in the fiscal year 2020 to $11,112 for the year ended December 31, 2021.

Net income (loss) attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $338,156 for the fiscal year ended December 31, 2021, representing a $489,111 or 324.0% decrease from a net income of $150,955 for the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $3,136,839 in cash as compared to $3,058,175 as of December 31, 2020. We also had $960,964 in accounts receivable as of December 31, 2021. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers.

As of December 31, 2021, our working capital was $62,919. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenue in the future, and our operating and capital expenditure commitments. On February 14, 2022, we closed our initial public offering of 3,000,000 shares of common stock at a public offering price of $5.00 per share for a net proceeds of $13.7 million, after deducting underwriting discounts, commissions, and other offering expenses. We believe that our current cash and cash flows provided by operating activities will be sufficient to meet our working capital needs in the next 12 months from the date the audited financial statements were issued.

In the coming years, we will be looking for other sources, such as raising additional capital by issuing shares of stock, to meet our needs for cash. Even though we face uncertainties in regards to the size and timing of capital-raising, we are confident that we can continue to meet operational needs solely by utilizing cash flows generated from our operating activities and shareholder working capital funding, as necessary.

Cash Flows for the Years Ended December 31, 2021 and 2020

The following table sets forth summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Net cash provided by operating activities	$766,300	$745,748
Net cash used in investing activities	(179,029)	(401,150)
Net cash provided by (used in) financing activities	(257,353)	2,063,166
Effect of exchange rate changes	(251,254)	115,124
Net increase in cash and cash equivalents	78,664	2,522,888
Cash and cash equivalents, beginning of the year	3,058,175	535,287
Cash and cash equivalents, end of the year	$3,136,839	$3,058,175

Operating Activities

Net cash provided by operating activities was $766,300 for the year ended December 31, 2021, primarily consisting of the following:

●	Net loss of $327,044 for the fiscal year.
●	An increase in accounts payable and accrued expenses of $553,009. The increase was mainly due to the increase in accrued listing-related expense and accrued software development outsourcing expense.
●	Depreciation expenses of $105,394.
●	An increase in deferred revenue of $304,536. We request upfront payment for service provided over a period of time. The deferred revenue increased as the sales increased.

Net cash provided by operating activities was $745,748 for the year ended December 31, 2020, primarily consisting of the following:

●	Net income of $155,064 for the fiscal year.
●	A decrease in accounts receivable of $237,574. The decrease was primarily due to our effort to strengthen our credit policy and get rid of bad credit customers in the current fiscal year. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	Depreciation expenses of $114,467.
●	An increase in deferred revenue of $163,188. We request upfront payment for service provided over a period of time. The deferred revenue increased as the sales increased.

Investing Activities

Net cash used in investing activities amounted to $179,029 for the year ended December 31, 2021, and primarily included the purchase of fixed assets of $36,153, and the loans provided to related parties of $142,876.

Net cash used in investing activities amounted to $401,150 for the year ended December 31, 2020, and primarily included the purchase of fixed assets of $27,170, and the loans provided to related parties of $359,928.

Financing Activities

Net cash used in financing activities amounted to $257,353 for the fiscal year ended December 31, 2021, primarily consisting of repayment of long-term debts of $878,625 and repayment of finance lease obligations (principal) of $53,640, offset by proceeds from issuance of common shares of $677,945.

Net cash provided by financing activities amounted to $2,063,166 for the fiscal year ended December 31, 2020, primarily consisting of proceeds from issuance of common shares of $932,278 and proceeds from long-term debts of $1,873,536, offset by repayment of long-term debts of $678,604 and repayment of finance lease obligations (principal) of $52,520.

Private Placement

During the period from October 27, 2021 through January 13, 2022, the Company issued 400,000 shares of common stock at a purchase price of $2.50 per share (for an aggregate of $1,000,000 of proceeds) to accredited investors in a private placement under Rule 506(b) of Regulation D of the Securities Act.

Option Awards

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to our 2021 Equity Incentive Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Equity Incentive Plan and the option award agreements pursuant to which the options were awarded.

Contractual obligations

Lease commitment

The Company’s subsidiary, HeartCore Co., Ltd. entered into two leases for its office space and parking lot, which were classified as operating leases. HeartCore Co., Ltd. also entered into two leases for office equipment and a lease for a vehicle, and these leases were classified as finance leases.

As of December 31, 2021, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year ending December 31,	Finance lease	Operating lease
2022	$39,328	$360,721
2023	22,173	360,721
2024	326	360,721
2025	-	360,721
2026	-	360,721
Thereafter	-	1,845,948
Total lease payments	61,827	3,649,553
Less: imputed interest	(507)	(241,072)
Total lease liabilities	61,320	3,408,481
Less: current portion	37,459	332,277
Non-current lease liabilities	$23,861	$3,076,204

Long-Term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions.

As of December 31, 2021, future minimum loan payments are as follows:

Loan
Year ending December 31,	Payment
2022	$855,117
2023	724,935
2024	416,176
2025	261,910
2026	262,979
Thereafter	215,790
Total	$2,736,907

COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported to have surfaced in Wuhan, China, and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

For example, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners and customers to limit the spread of the pandemic, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, shelter-in-place orders, and limitations on public gatherings. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. In March 2021, we temporarily closed our offices, including our corporate headquarters, suspended all company-related travel, and all HeartCore Co. employees were required to work from home for several months during the height of the pandemic. We cancelled or shifted our customer and industry events to virtual-only experiences. Although we have begun to slowly re-open our offices on a staggered, region-by-region basis in accordance with local authority guidelines, we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. All of these changes may disrupt the way we operate our business. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the pandemic and seeking to minimize the risk of the virus and manage its effects on our business and workforce.

Although we were recently formed, our wholly owned operating subsidiary, HeartCore Co. has been operating through the pandemic. The operations of HeartCore Co. have been impacted by a range of external factors related to the pandemic that are not within our control. As for existing customers, the pandemic has not affected their use of our software. As for new customers in the travel, hotel, airline, railroad, and restaurant industry for the CX division, the pandemic has resulted in a reduction in new orders. However, as for new customers in the retail and finance industry for the CX division, orders have increased despite the pandemic, resulting in an overall increase in sales for the CX division of $2,159,372 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. As for the impact of the pandemic on the DX division, large companies were forced to change the way they operate, as employees were forced to work remotely, which increased the demand for our DX software, but due to the delay in the sales cycle by the pandemic, realization of sales were delayed resulting in reduction of sales of $363,321 for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

The duration and extent of the impact from the pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the disruption caused by such actions, the effectiveness of vaccines and other treatments for COVID-19, and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section, including, in particular, risks related to our dependence on customer renewals, the addition of new customers and increased revenue from existing customer, risks that our operating results could be negatively affected by changes in the sizes or types of businesses that purchase our platform and the risk that weakened global economic conditions may harm our industry, business and results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this annual report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Accounts Receivable

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income (loss). Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Revenue Recognition

The Company recognize revenue under ASC 606, “Revenue from Contracts with customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales.

The Company currently generates its revenue from the following main sources:

Revenue from On-Premise Software

Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. The Company provides on-premise software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenue from on-premise licenses is recognized upfront at the point in time when the software is made available to the customer. Licenses for on-premise software are typically sold to the customer with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling price (“SSP”) of on-premise software and maintenance and support service. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premise software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

Revenue from Maintenance and Support service

Maintenance and support services provided with software licenses consist of trouble shooting, technical support and the right to receive unspecified software updates when and if available during the subscription. Revenues from maintenance and support services are recognized over time as such services are performed. Revenues for consumption-based services are generally recognized as the services are performed and accepted by the customers.

Revenue from Software as a Service (“SaaS”)

The Company’s software is available for use as hosted application arrangements under subscription fee agreements without licensing the rights of the software to the customers. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company’s solution is made available to the customer. The subscription contracts are generally one year or less in length.

Revenue from Software Development and other Miscellaneous Services

The Company provides customers with software development and support service pursuant to their specific requirements, which primarily compose of consulting, integration, training, custom application, and workflow development. The Company also provides other miscellaneous services, such as 3D Space photography. The Company generally recognized revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the years ended December 31, 2021 and 2020 that were included in the opening deferred revenues balance was approximately $1.5 million and $1.7 million, respectively.

Share-based Compensation

The Company accounts for share-based compensation awards in accordance with ASC 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-6 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.   The ineffectiveness of our disclosure controls and procedures was due to the existence of the material weakness identified below.

●	Lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S GAAP and the Securities and Exchange Commission (“SEC”) reporting and compliance requirements to design, implement and operate key controls over financial reporting process to address complex technical accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2021, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed.

Name	Age	Positions
Sumitaka Yamamoto	56	Chairman of Board, Chief Executive Officer and President
Kimio Hosaka	53	Chief Operating Officer and Director
Hidekazu Miyata	51	Chief Technical Officer
Qizhi Gao	40	Chief Financial Officer
Keisuke Kuno	46	CX Division Vice President
Ferdinand Groenewald	37	Director
Yoshitomo Yamano	52	Director
Yuki Tan	47	Director
Takeshi Omoto	43	Director
Yuta Katai	36	Director

Biographical information concerning our directors and executive officers listed above is set forth below.

Sumitaka Yamamoto. Mr. Yamamoto has served as our Chairman of the Board of Directors since August 16, 2021 and served as our Chief Executive Officer and President and been a member of our Board of Directors since May 18, 2021. Mr. Yamamoto is also the founder of HeartCore Co. and has served as the Chief Executive Officer and member of the Board of Directors of HeartCore Co. since June 2009. Mr. Yamamoto is a seasoned information technology software programmer. Mr. Yamamoto graduated with a bachelor’s degree in Spanish from Kansai Gaidai University, Tokyo, Japan. Mr. Yamamoto does not hold, and has not previously held, any directorships in any reporting companies. We believe that Mr. Yamamoto is qualified to serve on our Board of Directors due to his experience in all aspects of our business and his ability to provide an insider’s perspective in board discussions about the business and strategic direction of the Company. We believe that his experience gives him unique insights into our opportunities, challenges and operations.

Kimio Hosaka. Mr. Hosaka has served as our Chief Operating Officer and been a member of our Board of Directors since May 18, 2021. Mr. Hosaka has served as the Chief Operating Officer and member of the Board of Managers of HeartCore Co. since August 2015. Mr. Hosaka graduated with a bachelor’s degree in physics from Chuo University, Tokyo, Japan. Mr. Hosaka does not hold, and has not previously held, any directorships in any reporting companies. We believe that Mr. Hosaka is qualified to serve on our Board of Directors due to his experience in business and operations matters.

Hidekazu Miyata. Mr. Miyata has served as our Chief Technical Officer since May 18, 2021. Mr. Miyata has also served as the head of the DX division of HeartCore Co. since June 2009. Mr. Miyata graduated with a bachelor’s degree in economics from Doshisha University, Japan. Mr. Miyata does not hold, and has not previously held, any directorships in any reporting companies.

Qizhi Gao. Mr. Gao has served as our Chief Financial Officer since May 18, 2021. Mr. Gao has also served as the Chief Financial Officer of HeartCore Co. since May 2017. From December 2007 through April 2017, Mr. Gao served as the Group Leader, Finance & Accounting Department at Marubishi Corporation in Tokyo, Japan. Mr. Gao graduated with a bachelor’s degree in computer accounting from Chuo College of Information and Accounting, Japan. Mr. Gao does not hold, and has not previously held, any directorships in any reporting companies.

Keisuke Kuno. Mr. Kuno has served as our CX division Vice President since May 18, 2021. Since March 2010, Mr. Kuno has also served as the head of the CX division and member of the Board of Directors of HeartCore Co. Mr. Kuno graduated with a bachelor’s degree in business administration from Hosei University, Tokyo, Japan. Mr. Kuno does not hold, and has not previously held, any directorships in any reporting companies.

Ferdinand Groenewald. Mr. Groenewald has been an independent member of our Board of Directors since January 24, 2022. Since January 2, 2022, Mr. Groenewald has served as the Chief Accounting Officer of Muscle Maker, Inc., a Nasdaq listed company. From September 2018 to January 2, 2022, Mr. Groenewald served as the Chief Financial Officer of Muscle Maker, Inc. From January 25, 2018 through May 29, 2018, Mr. Groenewald served as the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer of Muscle Maker, Inc., Muscle Maker Development, LLC and Muscle Maker Corp., LLC. In addition, from October 2017 through May 29, 2018, he served as the controller of Muscle Maker, Inc. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From July 2018 through August 2018, he served as senior financial reporting accountant of Wrinkle Gardner & Company, a full service tax, accounting and business consulting firm. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa. Mr. Groenewald does not hold, and has not previously held, any directorships in any reporting companies.

Yoshitomo Yamano. Mr. Yamano has been an independent member of our Board of Directors since May 18, 2021. Mr. Yamano was also an independent member of the Board of Directors of HeartCore Co. from August 2018 through March 2021. Since April 2016, Mr. Yamano has served as the Chief Executive Officer of Yamano Holdings Corporation. Mr. Yamano graduated with a bachelor’s degree in commerce from Meiji University, Tokyo, Japan. Mr. Yamano does not hold, and has not previously held, any directorships in any reporting companies. We believe that Mr. Yamano is qualified to serve on our Board of Directors due to his expertise in business and operations matters.

Yuki Tan. Mr. Tan has been an independent member of our Board of Directors since September 1, 2021. Since April 2015, Mr. Tan has served as the Chief Executive Officer of Daitan Group, a company known for its Fuji Soba noodles. Mr. Tan graduated from Keio University in Tokyo with a bachelor’s degree in economics. Mr. Tan does not hold, nor has he ever held, a directorship in any of the reporting companies. We believe that Mr. Tan is qualified to serve on our Board of Directors due to his expertise in business and operations matters.

Takeshi Omoto. Mr. Omoto has been an independent member of our Board of Directors since September 1, 2021. Since July 2012, Mr. Omoto has served as a partner at Ambitious Tokyo Law Office. Mr. Omoto graduated with a Law Degree from Chuo University, Tokyo, Japan. Mr. Omoto does not hold, and has not previously held, any directorships in any reporting companies. We believe that Mr. Omoto is qualified to serve on our Board of Directors due to his expertise in corporate governance and legal matters.

Yuta Katai. Mr. Katai has been an independent member of our Board of Directors since September 1, 2021. Since June 2018, Mr. Katai has served as an accounting advisor at Katai Accounting Firm. From December 2008 through December 2017, he served as auditor at KPMG AZSA, LLC. Mr. Katai graduated with a bachelor’s degree in faculty of commerce from Doshisha University, Kyoto, Japan. Mr. Katia does not hold, and has not previously held, any directorships in any reporting companies. We believe that Mr. Katia is qualified to serve on our Board of Directors due to his expertise in accounting and financial services matters.

Our Board of Directors elects our executive officers annually by majority vote. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Sumitaka Yamamoto has served as our Chairman of the Board of Directors since August 16, 2021 and Chief Executive Officer since May 18, 2021. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating the leadership of the Company under Mr. Yamamoto is the appropriate leadership structure for our Company and that any risks inherent in that structure are balanced by the oversight of our other independent directors on our Board. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, our Board holds executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee oversees management of financial risks, and our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our business. The Board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Controlled Company and Director Independence

The “controlled company” exception to Nasdaq Capital Market’s rules provide that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market’s corporate governance rules. Sumitaka Yamamoto, the Chairman of Board, Chief Executive Officer and President of the Company, beneficially owns 10,984,539 shares of our common stock, which represent approximately 58.07% of the voting power of our outstanding capital stock. As a result, the Company is a “controlled company” under Nasdaq Capital Market corporate governance standards. As a controlled company, the Company does not have to comply with certain corporate governance requirements under Nasdaq Capital Market rules, including the requirements that:

●	a majority of the Company’s Board of Directors to consist of “independent directors” as defined by the applicable rules and regulations of Nasdaq Capital Market;

●	the compensation of the Company’s executive officers to be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors; and

●	that director nominees to be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

The Company has determined to avail itself of certain of these exemptions. More specifically, the Company does not have a compensation committee or a nominating and corporate governance committee. Therefore, for as long as the Company remains a “controlled company,” the Company will not have the same protections afforded to shareholders of companies that are subject to all of these corporate governance requirements. If at any time the Company ceases to be a “controlled company” under the rules of Nasdaq Capital Market, the Company’s Board of Directors will take all action necessary to comply with the corporate governance rules of Nasdaq Capital Market, including establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Notwithstanding the Company’s status as a controlled company, the Company will remain subject to the corporate governance standards of Nasdaq Capital Market that require the Company to have an audit committee with at least three independent directors, as well as to be composed entirely of independent directors.

The Company’s Board of Directors has affirmatively determined that five of its seven directors (Ferdinand Groenewald, Yoshitomo Yamano, Yuki Tan, Takeshi Omoto, and Yuta Katai) are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. Therefore, a majority of the members of the Board of Director consists of independent directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee, which consists of five independent directors: Ferdinand Groenewald, Yoshitomo Yamano, Yuki Tan, Takeshi Omoto, and Yuta Katai. Mr. Groenewald is the chair of the audit committee. Each of Mr. Groenewald and Mrs. Katai qualifies as an “audit committee financial expert” under SEC rules. Our audit committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at www.heartcore.co.jp.

Our audit committee is authorized to:

●	approve and retain the independent auditors to conduct the annual audit of our financial statements;
●	review the proposed scope and results of the audit;
●	review and pre-approve audit and non-audit fees and services;
●	review accounting and financial controls with the independent auditors and our financial and accounting staff;
●	review and approve transactions between us and our directors, officers and affiliates;
●	recognize and prevent prohibited non-audit services;
●	establish procedures for complaints received by us regarding accounting matters; and
●	oversee internal audit functions, if any.

Compensation Committee

Because we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq Capital Market, we are not required to, and do not, have a compensation committee. If and when we are no longer a “controlled company”, we will be required to establish a compensation committee. We anticipate that such a compensation committee would consist of three directors who will be “independent” under the rules of the SEC, subject to the permitted “phase-in” period pursuant to the rules of Nasdaq Capital Market. Upon formation of a compensation committee, we would expect to adopt a compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and Nasdaq Capital Market standards.

Nominating and Corporate Governance Committee

Because we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq Capital Market, we are not required to, and do not, have a nominating and corporate governance committee. If and when we are no longer a “controlled company”, we will be required to establish a nominating and corporate governance committee. We anticipate that such a nominating and corporate governance committee would consist of three directors who will be “independent” under the rules of the SEC, subject to the permitted “phase-in” period pursuant to the rules of Nasdaq Capital Market. Upon formation of a nominating and corporate governance committee, we would expect to adopt a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and Nasdaq Capital Market standards.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our company not less than 90 days and not more than 120 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

Because we are a “controlled company” within the meaning of Nasdaq corporate governance standards, we are not required to have, and do not currently have, a compensation committee. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our board or compensation committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on our website at www.heartcore.co.jp.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the General Corporation Law of the State of Delaware.

On February 9, 2022, each of Takeshi Omoto, Yoshitomo Yamano, Yuki Tan and Yuta Katai entered into an indemnification agreement with the Company. Previously, Ferdinand Groenewald entered into an indemnification agreement with the Company. Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our certificate of incorporation and bylaws against any and all expenses, judgments, fines, penalties and amounts paid in settlement of any claim. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our certificate of incorporation and bylaws.

Our certificate of incorporation also permits us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions and the insurance are necessary to attract and retain talented and experienced officers and directors.

Any repeal or amendment of provisions of our certificate of incorporation affecting indemnification rights, whether by our board of directors, stockholders or by changes in applicable law, or the adoption of any other provisions inconsistent therewith, will (unless otherwise required by law) be prospective only, except to the extent such amendment or change in law permits us to provide broader indemnification rights on a retroactive basis, and will not in any way diminish or adversely affect any right or protection existing thereunder with respect to any act or omission occurring prior to such repeal or amendment or adoption of such inconsistent provision.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 11. EXECUTIVE COMPENSATION

2021 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2021 and 2020 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sumitaka Yamamoto	2021	$387,025	—	—	$—	—	—	$—	$387,025
Chief Executive Officer	2020	$340,984	—	—	$—	—	—	$—	$340,984

Keisuke Kuno	2021	$130,946	—	—	$—	—	—	$—	$130,946
CX DIV. Vice President	2020	$78,025	63,235	—	$—	—	—	$—	$141,260

Employment Agreements

Executive Employment Agreement with Sumitaka Yamamoto

We entered into an Executive Employment Agreement dated as of February 9, 2022 with Sumitaka Yamamoto. Mr. Yamamoto’s agreement provides that he will serve as the Chief Executive Officer of HeartCore Enterprises, Inc. and of our subsidiary, HeartCore Co., Ltd. Mr. Yamamoto’s agreement provides that he will be paid an annual salary of $381,000, and will be issued 45,720 shares of our common stock pursuant to an Award Agreement and the Company’s 2021 Equity Incentive Plan, which is described below. The shares of restricted stock vest in four tranches, with 25% of the awarded shares vesting at the end of each year of the term of the employment agreement, subject to earlier vesting or forfeiture as set forth below. Mr. Yamamoto’s agreement provides that he is eligible to be paid bonuses as may be determined by the Board of Directors of the Company. Mr. Yamamoto’s agreement also has the terms and conditions which are described below in the section entitled “Provisions Applicable to All Executive Employment Agreements”.

Executive Employment Agreement with Qizhi Gao

We entered into an Executive Employment Agreement dated as of February 9, 2022 with Qizhi Gao. Mr. Gao’s agreement provides that he will serve as the Chief Financial Officer of HeartCore Enterprises, Inc. and of our subsidiary, HeartCore Co., Ltd. Mr. Gao’s agreement provides that he will be paid an annual salary of $54,012, and will be issued 6,481 shares of our common stock pursuant to an Award Agreement and the Company’s 2021 Equity Incentive Plan, which is described below. The shares of restricted stock vest in four tranches, with 25% of the awarded shares vesting at the end of each year of the term of the employment agreement, subject to earlier vesting or forfeiture as set forth below. Mr. Gao’s agreement provides that he will be paid an annual bonus of $11,655 and will also be eligible to be paid bonuses as may be determined by the Board of Directors of the Company. Mr. Gao’s agreement also has the terms and conditions which are described below in the section entitled “Provisions Applicable to All Executive Employment Agreements”.

Executive Employment Agreement with Kimio Hosaka

We entered into an Executive Employment Agreement dated as of February 9, 2022 with Kimio Hosaka. Mr. Hosaka’s agreement provides that he will serve as the Chief Operating Officer of HeartCore Enterprises, Inc. and of our subsidiary, HeartCore Co., Ltd. Mr. Hosaka’s agreement provides that he will be paid an annual salary of $95,459, and will be issued 11,455 shares of our common stock pursuant to an Award Agreement and the Company’s 2021 Equity Incentive Plan, which is described below. The shares of restricted stock vest in four tranches, with 25% of the awarded shares vesting at the end of each year of the term of the employment agreement, subject to earlier vesting or forfeiture as set forth below. Mr. Hosaka’s agreement provides that he is eligible to be paid bonuses as may be determined by the Board of Directors of the Company. Mr. Hosaka’s agreement also has the terms and conditions which are described below in the section entitled “Provisions Applicable to All Executive Employment Agreements”.

Executive Employment Agreement with Hidekazu Miyata

We entered into an Executive Employment Agreement dated as of February 9, 2022 with Hidekazu Miyata. Mr. Miyata’s agreement provides that he will serve as the Chief Information Officer of HeartCore Enterprises, Inc. and of our subsidiary, HeartCore Co., Ltd. Mr. Miyata’s agreement provides that he will be paid an annual salary of $75,600, and will be issued 9,072 shares of our common stock pursuant to an Award Agreement and the Company’s 2021 Equity Incentive Plan, which is described below. The shares of restricted stock vest in four tranches, with 25% of the awarded shares vesting at the end of each year of the term of the employment agreement, subject to earlier vesting or forfeiture as set forth below. Mr. Miyata’s agreement provides that he is eligible to be paid bonuses as may be determined by the Board of Directors of the Company. Mr. Miyata’s agreement also has the terms and conditions which are described below in the section entitled “Provisions Applicable to All Executive Employment Agreements”.

Executive Employment Agreement with Keisuke Kuno

We entered into an Executive Employment Agreement dated as of February 9, 2022 with Keisuke Kuno. Mr. Kuno’s agreement provides that he will serve as the Sales Director of HeartCore Enterprises, Inc. and of our subsidiary, HeartCore Co., Ltd. Mr. Kuno’s agreement provides that he will be paid an annual salary of $109,000, and will be issued 13,092 shares of our common stock pursuant to an Award Agreement and the Company’s 2021 Equity Incentive Plan, which is described below. The shares of restricted stock vest in four tranches, with 25% of the awarded shares vesting at the end of each year of the term of the employment agreement, subject to earlier vesting or forfeiture as set forth below. Mr. Kuno’s agreement provides that he is eligible to be paid bonuses as may be determined by the Board of Directors of the Company. Mr. Kuno’s agreement also has the terms and conditions which are described below in the section entitled “Provisions Applicable to All Executive Employment Agreements”.

Provisions Applicable to All Executive Employment Agreements

Each of the Executive Employment Agreements as described above, has an initial term of 1 year, provided that the term of each agreement will automatically be extended for one or more additional terms of one year each unless either the Company or applicable executive provides notice to the other of their desire to not so renew the initial term or renewal term (as applicable) at least 30 days prior to the expiration of then-current initial term or renewal term (as applicable). Each of the agreements provide that the applicable executive’s employment with the Company shall be “at will,” meaning that either applicable executive or the Company may terminate the applicable executive’s employment at any time and for any reason, subject to the other provisions of the agreement.

Each of the agreements may be terminated by the Company, either with or without “Cause”, or by the applicable executive, either with or without “Good Reason”.

For purposes of each agreement, “Cause” means:

●	a violation of any material written rule or policy of the Company for which violation any employee may be terminated pursuant to the written policies of the Company reasonably applicable to an executive employee;

●	misconduct by the applicable executive to the material detriment of the Company;

●	the applicable executive’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony;

●	the applicable executive’s gross negligence in the performance of the applicable executive’s duties and responsibilities to the Company as described in this Agreement; or

●	the applicable executive’s material failure to perform the applicable executive’s duties and responsibilities to the Company as described in the agreement (other than any such failure resulting from the applicable executive’s incapacity due to physical or mental illness or any such failure subsequent to the applicable executive being delivered a notice of termination without Cause by the Company or delivering a notice of termination for Good Reason to the Company), in either case after written notice from the Board to the applicable executive of the specific nature of such material failure and the applicable executive’s failure to cure such material failure within 10 days following receipt of such notice.

For purposes of each agreement, “Good Reason” means:

●	at any time following a Change of Control (as defined below), a material diminution by the Company of compensation and benefits (taken as a whole) provided to the applicable executive immediately prior to a Change of Control;

●	a reduction in base salary or target or maximum bonus, other than as part of an across-the-board reduction in salaries of management personnel;

●	the relocation of the applicable executive’s principal executive office to a location more than 50 miles further from the applicable executive’s principal executive office immediately prior to such relocation; or

●	a material breach by the Company of any of the terms and conditions of the agreement which the Company fails to correct within 10 days after the Company receives written notice from the applicable executive of such violation.

For purposes of each agreement a “Change of Control” of the Company will be deemed to have occurred if, after the effective date of the applicable agreement, (i) the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company), (ii) the merger or consolidation of the Company with or into another corporation where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation, or (iii) the sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by shareholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition.

In the event that the Company terminates the term of the applicable agreement or the applicable executive’s employment with Cause, or if the applicable executive terminates their agreement without good reason, then, subject to any other agreements between the company with respect to other equity grants made to such executive:

●	the Company will pay to the applicable executive any unpaid base salary and benefits then owed or accrued, and any unreimbursed expenses;

●	any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will immediately be forfeited; and

●	all of the parties’ rights and obligations under the agreement will cease, other than those rights or obligations which arose prior to the termination date or in connection with such termination, and subject to the survival provisions of the agreements.

In the event that the Company terminates the term of the applicable agreement or the applicable executive’s employment without Cause, or if the applicable executive terminates their agreement with good reason, then, subject to any other agreements between the company with respect to other equity grants made to such executive:

●	the Company will pay to the applicable executive any base salary, bonuses, and benefits then owed or accrued, and any unreimbursed expenses;

●	the Company will pay to the applicable executive, in one lump sum, an amount equal to the base salary that would have been paid to the applicable executive for the remainder of the initial term of the applicable agreement (if the termination occurs during the initial term of the applicable agreement) or renewal term of the applicable agreement (if the termination occurs during a renewal term of the applicable agreement);

●	any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will, to the extent not already vested, be deemed automatically vested; and

●	all of the parties’ rights and obligations under the agreement will cease, other than those rights or obligations which arose prior to the termination date or in connection with such termination, and subject to the survival provisions of the agreements.

In the event of the applicable executive’s death or total disability during the term of the applicable agreement, the term of the applicable agreement and the applicable executive’s employment shall terminate on the date of death or total disability. In the event of such termination, the Company’s sole obligations hereunder to the applicable executive (or the applicable executive’s estate) shall be for unpaid base salary, accrued but unpaid bonus and benefits (then owed or accrued and owed in the future), a pro-rata bonus for the year of termination based on the applicable executive’s target bonus for such year and the portion of such year in which the applicable executive was employed, and reimbursement of expenses pursuant to the terms hereon through the effective date of termination, and any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will immediately be forfeited as of the termination date.

In the event that the term of the applicable agreement is not renewed by either party, any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will immediately be forfeited as of the expiration of the term of the applicable agreement without any further action of the parties.

If it is determined that any payment provided to the applicable executive under the applicable agreement or otherwise, whether or not in connection with a Change of Control (a “Payment”), would constitute an “excess parachute payment” within the meaning of section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), such that the Payment would be subject to an excise tax under section 4999 of the Code (the “Excise Tax”), the Company will pay to the applicable executive an additional amount (the “Gross-Up Payment”) such that the net amount of the Gross-Up Payment retained by the applicable executive after the payment of any Excise Tax and any federal, state and local income and employment tax on the Gross-Up Payment, shall be equal to the Excise Tax due on the Payment and any interest and penalties in respect of such Excise Tax.

During the term of the applicable agreement, the applicable executive is entitled to fringe benefits consistent with the practices of the Company, and to the extent the Company provides similar benefits to the Company’s executive officers, and is entitled to reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses incurred by the applicable executive in connection with the performance of the applicable executive’s duties hereunder and in accordance with the Company’s expense reimbursement policies and procedures.

Each of the agreements provides that, during the term of the applicable agreement, the applicable executive will be entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of the applicable executive’s position with the Company in any capacity, in an amount not less than the highest amount available to any other executive, and such coverage and protections, with respect to the various liabilities as to which the applicable executive has been customarily indemnified prior to termination of employment, shall continue for at least six years following the end of the term of the applicable agreement. Any indemnification agreement entered into between the Company and the applicable executive shall continue in full force and effect in accordance with its terms following the termination of the applicable.

Each of the employment agreements contains customary confidentiality provisions, and customary provisions related to Company ownership of intellectual property conceived or made by the applicable executive in connection with the performance of their duties under the applicable agreement (i.e., a “work-made-for-hire” provision).

Each of the agreements contains a non-compete provision which provides that, for the term of the applicable agreement and for a period of two years thereafter, the applicable executive shall not, directly or indirectly: (i) engage in any other business, association or relationship of any kind with any business which provides, in whole or in part, the same or similar services and/or products offered by the which directly or indirectly competes with Company; nor (ii) solicit or accept, or induce any person or entity to reduce goods or services to Company, or in any manner assist others in the solicitation, acceptance, or inducement of, any business transactions with Company’s existing and prospective clients, accounts, suppliers and/or other persons or entities with whom the Company has had business relationships (or whom Company had specifically identified for a prospective business relationship). These restrictions extend to the geographic area in which Company actively conducted business immediately prior to termination of the applicable agreement.

Each of the agreements also contains a customary non-solicitation provision, in which the applicable executive agrees that, for the term of the applicable agreement and for a period of three years thereafter, the applicable executive will not, directly or indirectly solicit or discuss with any employee of Company the employment of such Company employee by any other commercial enterprise other than Company, nor recruit, attempt to recruit, hire or attempt to hire any such Company employee on behalf of any commercial enterprise other than Company, provided that this provision does not prohibit the applicable executive from undertaking a general recruitment advertisement provided that the foregoing is not targeted towards any person or entity identified above, or from hiring, employing or engaging any such person or entity who responds to such general recruitment advertisement.

Due to the application of various states’ laws, there is no assurance that the non-compete provisions or the non-solicitation provisions as set forth in each of the agreements will be enforced. Each of the agreements contains a “blue pencil” provision that, in the event that a court determines that any of these restrictions are unenforceable, the parties to the agreement agreed that it is their desire that the court substitute an enforceable restriction in place of any restriction deemed unenforceable, and that the substitute restriction be deemed incorporated in the agreement and enforceable against the applicable executive.

Each of the agreements contains customary representations and warranties by the applicable executive, relating to the agreement, and any securities of the Company that may be issued to the executive, and contains other customary miscellaneous provisions relating to waivers, assignments, third party rights, survival of provisions following termination, severability, notices, waiver of jury trials and other provisions.

Each of the agreements is governed by and construed and enforced in accordance with the internal laws of the State of Delaware, and for all purposes shall be construed in accordance with the laws of such state, without giving effect to the choice of law provisions of such state. Each of the agreements provide that all legal proceedings concerning the applicable agreement will be in the state and federal courts sitting in Santa Clara County, California, provided that each agreement also includes a provision relating to any disputes being settled by arbitration.

Award Agreements

As noted above, each of the executives for whom an employment agreement was executed was issued a number of shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan. These awards were made on the same date as the execution of the applicable employment agreement, and were made pursuant to the form of restricted award agreement which is attached to the 2021 Equity Incentive Plan. As noted above, each of the award agreements provided that the shares will vest 25% a year, on each annual anniversary of the date of the employment agreement, subject to earlier vesting and forfeiture as described in the employment agreements (as described above).

As of February 9, 2022, each of the executives for whom an employment agreement was executed was issued a number of shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan. These awards were made pursuant to the form of restricted award agreement which is attached to the 2021 Equity Incentive Plan. Each of the award agreements provide that the shares vest 25% a year, on each annual anniversary of the date of the employment agreement, subject to earlier vesting and forfeiture as described in the employment agreements (as described above). In other words, the grants vest with respect to 25% of the shares on each of February 9, 2023, February 9, 2024, February 9, 2025 and February 9, 2026.

Name	Number of Shares of Restricted Stock
Sumitaka Yamamoto	45,720
Qizhi Gao	6,481
Kimio Hosaka	11,455
Hidekazu Miyata	9,072
Keisuke Kuno	13,092

On February 24, 2022, and effective February 22, 2022, the Audit Committee and the Board of Directors approved the payment by the Company of a performance-linked executive bonus in the amount of 18,000,000 Japanese Yen (approximately $156,800), to Sumitaka Yamamoto, the Company’s Chairman of Board, Chief Executive Officer, President and majority stockholder, in consideration of Mr. Yamamoto’s prior performance for the benefit of the Company and its stockholders.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the named executive officers as of December 31, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Of Stock that Have Not Vested (#) (1)	Market Value Of Shares Or Units of Stock That Have Not Vested ($) (1)
Sumitaka Yamamoto	—	—	$—	—	—	$—
Keisuke Kuno	—	75,000	$2.50	12/25/2031	—	$—

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan, 401(k) plan or other retirement benefits.

Potential Payments Upon Termination or Change in Control

As described under “— Employment Agreements” above, each of the executives with whom the Company has entered into employment agreements are entitled severance if their employment is terminated by the Company without “Cause” or is terminated by the applicable executive with “Good Reason”, in each case as described above.

Director Compensation

Other than as set forth in the table and described more fully below, we did not pay any compensation or make any equity awards or non-equity awards to any of our non-employee directors during fiscal year 2021. Directors may be reimbursed for travel and other expenses directly related to their activities as directors. Directors who also serve as employees receive no additional compensation for their service as directors. During fiscal year 2021, Sumitaka Yamamoto and our Chief Executive Officer, Kimio Hosaka, our Chief Operating Officer were each a member of our board of directors, as well as an employee, and received no additional compensation for their services as a director. See the section titled “Executive Compensation” for more information about the compensation for these individuals for fiscal year 2021.

The following table presents the total compensation for each person who served as a non-employee director of the Company during fiscal year 2021.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Takeshi Omoto	12,804	-	12,804
Yoshitomo Yamano	10,993	-	10,993
Yuki Tan	10,993	-	10,993
Yuta Katai	16,490	-	16,490

Independent Director Agreements

Takeshi Omoto, Yoshitomo Yamano, Yuki Tan and Yuta Katai entered into the Company’s form of Independent Director Agreement dated as of February 9, 2022. Previously, Ferdinand Groenewald entered into the Company’s form of Independent Director Agreement.

The Independent Director Agreements provide that each non-employee director will be compensated as follows:

●	Each director will be paid the sum of $50,000 annually for director’s service as a director of the Company, to be paid $12,500 each calendar quarter, payable within five business days of the end of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated.

●	Each director shall be paid $4,000 annually for service as a member of the Audit Committee and an additional sum of $3,000 annually for service as the Chairman of the Audit Committee, with each of these payments to be paid quarterly in equal portions, within five business days of the end of each calendar quarter, and with any amount for any partial calendar quarter being appropriately prorated.

During the term of the applicable independent director agreement, the Company will reimburse the applicable director for all reasonable out-of-pocket expenses incurred by the applicable director in attending any in-person meetings, provided that the applicable director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the applicable director in excess of $500) must be approved in advance by the Company.

Each of the agreements contains customary confidentiality provisions, and customary provisions related to Company ownership of intellectual property conceived or made by the applicable director in connection with the performance of their duties under the applicable agreement (i.e., a “work-made-for-hire” provision).

Each of the agreement provide that, during the term (which continues as long as the applicable director is serving as a director of the Company), the applicable director is be entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of the applicable director’s position with the Company in any capacity, in an amount not less than the highest amount available to any other director, and such coverage and protections, with respect to the various liabilities as to which the applicable director has been customarily indemnified prior to termination of employment, shall continue for at least six years following the end of the term. Any indemnification agreement entered into between the Company and the applicable director will continue in full force and effect in accordance with its terms following the termination of the applicable agreement.

Each of the agreements contains customary representations and warranties by the applicable director, relating to the agreement, and contains other customary miscellaneous provisions relating to waivers, assignments, third party rights, survival of provisions following termination, severability, notices, waiver of jury trials and other provisions.

Each of the agreements is governed by and construed and enforced in accordance with the internal laws of the State of Delaware, and for all purposes shall be construed in accordance with the laws of such state, without giving effect to the choice of law provisions of such state. Each of the agreements provide that all legal proceedings concerning the applicable agreement will be in the state and federal courts sitting in Santa Clara County, California, provided that each agreement also includes a provision relating to any disputes being settled by arbitration.

2021 Equity Incentive Plan

Overview

The Board of Directors and stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants.

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to the 2021 Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded. There were 865,500 shares available for award as of March 31, 2022 under the 2021 Plan.

The purpose of 2021 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Board may, at any time, terminate or, from time to time, amend, modify or suspend this 2021 Plan, in whole or in part. To the extent then required by applicable law or any applicable stock exchange or required under the Internal Revenue Code of 1986, as amended (the “Code”), to preserve the intended tax consequences of the 2021 Plan, or deemed necessary or advisable by the Board, the 2021 Plan and any amendment to the 2021 Plan shall be subject to stockholder approval. Unless earlier terminated by the Board, the 2021 Plan will terminate ten years from the date of adoption.

Authorized Shares

A total of 2,400,000 shares of the Company’s common stock are authorized for issuance pursuant to the 2021 Plan. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board.

Additionally, if any award issued pursuant to the 2021 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2021 Plan, or, with respect to restricted stock, restricted stock units (“RSUs”), performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2021 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). Shares that have actually been issued under the 2021 Plan under any award will not be returned to the 2021 Plan and will not become available for future distribution under the 2021 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2021 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2021 Plan. To the extent an award under the 2021 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2021 Plan.

Notwithstanding the foregoing and, subject to adjustment as provided in the 2021 Plan, the maximum number of shares that may be issued upon the exercise of incentive stock options will equal the aggregate share number stated above, plus, to the extent allowable under Section 422 of the Code and regulations promulgated thereunder, any shares that become available for issuance under the 2021 Plan in accordance with the foregoing.

Plan Administration

The Board or one or more committees appointed by the Board will administer the 2021 Plan. In addition, if the Company determines it is desirable to qualify transactions under the 2021 Plan as exempt under Rule 16b-3 of the Exchange Act, such transactions will be structured with the intent that they satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2021 Plan, the administrator has the power to administer the 2021 Plan and make all determinations deemed necessary or advisable for administering the 2021 Plan, including the power to determine the fair market value of the Company’s common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2021 Plan, determine the terms and conditions of awards (including the exercise price, the time or times at which the awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of the 2021 Plan and awards granted under it, prescribe, amend and rescind rules relating to the 2021 Plan, including creating sub-plans and modify or amend each award, including the discretionary authority to extend the post-termination exercisability period of awards (provided that no option or stock appreciation right will be extended past its original maximum term), and to allow a participant to defer the receipt of payment of cash or the delivery of shares that would otherwise be due to such participant under an award. The administrator also has the authority to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type or cash, or by which the exercise price of an outstanding award is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants.

Eligibility

Awards under the 2021 Plan, other than incentive stock options, may be granted to employees (including officers) of the Company or a subsidiary, members of the Company’s Board, or consultants engaged to render bona fide services to the Company or a subsidiary. Incentive stock options may be granted only to employees of the Company or a subsidiary.

Stock Options

Stock options may be granted under the 2021 Plan. The exercise price of options granted under the 2021 Plan generally must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of each option will be as stated in the applicable award agreement; provided, however, that the term may be no more than 10 years from the date of grant. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, they may exercise their option for the period of time stated in their option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2021 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under the 2021 Plan. Restricted stock awards are grants of shares of the Company’s common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2021 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted Stock Units

RSUs may be granted under the 2021 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of the Company’s common stock. Subject to the provisions of the 2021 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned RSUs in the form of cash, in shares of the Company’s common stock or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any vesting requirements will be deemed satisfied.

Performance Units and Performance Shares

Performance units and performance shares may be granted under the 2021 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish performance objectives or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number or the value of performance units and performance shares to be paid out to participants. The administrator may set performance objectives based on the achievement of Company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of the Company’s common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof.

Non-Employee Directors

The 2021 Plan provides that all non-employee directors will be eligible to receive all types of awards (except for incentive stock options) under the 2021 Plan. The 2021 Plan includes a maximum limit of $750,000 of equity awards that may be granted to a non-employee director in any fiscal year, increased to $1,500,000 in connection with his or her initial service. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with accounting principles generally accepted in the United States). Any equity awards granted to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to the Company’s non-employee directors.

Non-transferability of Awards

Unless the administrator provides otherwise, the 2021 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during their lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in the Company’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2021 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2021 Plan or the number, and price of shares covered by each outstanding award and the numerical share limits set forth in the 2021 Plan.

Dissolution or Liquidation

In the event of the Company’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

The 2021 Plan provides that in the event of the Company’s merger with or into another corporation or entity or a “change in control” (as defined in the 2021 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, that the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by the Company without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds, or all awards of the same type, similarly. In the event that awards (or portion thereof) are not assumed or substituted for in the event of a merger or change in control, the participant will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and RSUs will lapse and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, in all cases, unless specifically provided otherwise under the applicable award agreement or other written agreement between the participant and the Company or any of the Company’s subsidiary or parents, as applicable. If an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the vested option or stock appreciation right will terminate upon the expiration of such period.

For awards granted to an outside director, the outside director will fully vest in and have the right to exercise all of their outstanding options and stock appreciation rights, all restrictions on restricted stock and RSUs will lapse and, for awards with performance-based vesting, unless specifically provided for in the award agreement, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met.

Clawback

Awards will be subject to any Company clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments or benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The Board may require a participant to forfeit, return or reimburse the Company all or a portion of the award or shares issued under the award, any amounts paid under the award and any payments or proceeds paid or provided upon disposition of the shares issued under the award in order to comply with such clawback policy or applicable laws.

Amendment and Termination

The administrator has the authority to amend, suspend or terminate the 2021 Plan provided such action does not impair the existing rights of any participant. The 2021 Plan automatically will terminate on August 6, 2031, unless it is terminated sooner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 18,915,943 shares of our common stock issued and outstanding as of March 31, 2022. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o HeartCore Enterprises, Inc., 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Directors and Executive Officers:
Sumitaka Yamamoto	10,984,539	58.07%
Keisuke Kuno	53,338	*
Kimio Hosaka	89,669	*
Ferdinand Groenewald	—	—
Yoshitomo Yamano	—	—
Yuki Tan	—	—
Takeshi Omoto	—	—
Yuta Katai	—	—
All executive officers and directors as a group (10 persons) (2)	11,217,326	59.30%

Other 5% Stockholders:
Daishin Yasui	2,325,425	12.29%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 18,915,943 shares of our common stock outstanding on March 31, 2022. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 31, 2022. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes the directors and named executive officers listed above, as well as (i) 69,780 shares beneficially owned by Hidekazu Miyata, our Chief Technical Officer, and (ii) 20,000 shares beneficially owned by Qizhi Gao, our Chief Financial Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,534,500	2.50	865,500	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,534,500	2.50	865,500

(1) This represents 865,500 shares of common stock issuable pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”).

The Board of Directors and stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants.

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to the 2021 Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded. There were 865,500 shares available for award as of December 31, 2021 under the 2021 Plan. As of March 31, 2022, there were 2,400,000 shares authorized for issuance under the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Party Transactions

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiary were or are a party, or in which we or our subsidiary were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Audit Committee by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2021 and 2020, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

As of December 31, 2021 and 2020, the Company has a due to related party balance of $1,110 and due from related party balance of $23,926, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the years ended December 31, 2021 and 2020, the Company advanced $87,664 and $73,997, respectively, to this related party, and the related party paid expenses of $111,350 and $59,345, respectively, on behalf of the Company. As of December 31, 2020, Sumitaka Yamamoto held 467,622 shares issued with repurchase provision in relation to the stock options the Company granted in May 2016 that he repurchased on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares that Sumitaka Yamamoto held on behalf of the Company for $1 and settled the share repurchase payable to him of $28 (also see NOTE 11).

As of December 31, 2021 and 2020, the Company has a loan receivable balance of $386,315 and $386,516, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2021 and 2020, the Company loaned $55,212 and $285,931, respectively, to this related party, and the related party paid expenses of $13,705 and $0, respectively, on behalf of the Company.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. During the year ended December 31, 2020, the Company has revenue from this related party of $411,823 from software sales and incurred cost with this related party of $453,600 for software development services provided. As of December 31, 2020, the Company has deferred revenue with this related party of $49,967. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party. During the period ended July 12, 2021, the Company has revenue from this related party of $157,791 from software sales and incurred cost with this related party of $332,669 for software development services provided.

Director Independence

The Company’s Board of Directors has affirmatively determined that five of its seven directors, including Ferdinand Groenewald, Yoshitomo Yamano, Yuki Tan, Takeshi Omoto, and Yuta Katai are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. We are a “controlled company” under Nasdaq Capital Market rules and are not required to have a majority of independent directors on the Board. See “Management—Controlled Company and Director Independence” for additional information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit Fees	$400,000	$350,000
Audit Related Fees	$140,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$540,000	$350,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at Board meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice. The board of directors must specifically approve all other tax services.

All Other Fees. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Pre-Approval Policy

Since formation of our audit committee, all of the foregoing services were pre-approved by our audit committee. Our audit committee will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

See Index to Financial Statements on page F-1.

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the Exhibit Index immediately before the signature page to this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

HEARTCORE ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HeartCore Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of HeartCore Enterprises, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
March 31, 2022

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$3,136,839	$3,058,175
Accounts receivable, net	960,964	708,450
Prepaid expenses	444,405	408,792
Due from related parties	50,559	23,926
Loan receivable from employees	8,341	12,205
Other current assets	15,654	63,876
Total current assets	4,616,762	4,275,424

Non-current assets:
Property and equipment, net	261,414	376,860
Operating lease right-of-use assets	3,319,749	4,291,800
Deferred tax assets	297,990	683,043
Security deposits	278,237	310,181
Long-term loan receivable from related party	335,756	386,516
Loan receivable from employees, non-current	4,518	14,336
Other non-current assets	8,737	18,642
Total non-current assets	4,506,401	6,081,378

Total assets	$9,123,163	$10,356,802

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$646,425	$269,868
Accrued payroll and other employee costs	255,082	254,273
Due to related party	1,110	-
Current portion of long-term debts	849,995	936,690
Operating lease liabilities, current	332,277	392,765
Finance lease liabilities, current	37,459	54,274
Income tax payables	10,919	10,154
Deferred revenue	1,690,917	1,561,115
Mandatorily redeemable financial interest	447,986	-
Other current liabilities	281,673	187,801
Total current liabilities	4,553,843	3,666,940

Non-current liabilities:
Long-term debts	1,871,580	3,024,646
Operating lease liabilities, non-current	3,076,204	4,012,772
Finance lease liabilities, non-current	23,861	71,144
Other non-current liabilities	156,627	185,483
Total non-current liabilities	5,128,272	7,294,045

Total liabilities:	9,682,115	10,960,985

Shareholders’ deficit:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 15,819,943 and 15,999,999 shares issued; 15,546,454 and 15,242,454 shares outstanding as of December 31, 2021 and 2020, respectively) *	1,554	1,524
Additional paid-in capital *	3,350,779	2,735,315
Accumulated deficit	(3,896,113)	(3,557,957)
Accumulated other comprehensive loss	(15,172)	(136,890)
Total HeartCore Enterprises, Inc.’s shareholders’ deficit	(558,952)	(958,008)
Non-controlling interest	-	353,825
Total shareholders’ deficit	(558,952)	(604,183)

Total liabilities and shareholders’ deficit	$9,123,163	$10,356,802

* Retrospectively restated for effect of share issuances on July 16, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2021	2020

Revenues	$10,822,514	$9,026,463

Cost of revenues	5,634,737	5,008,311

Gross profit	5,187,777	4,018,152

Operating expenses:
Selling expenses	296,778	242,709
General and administrative expenses	4,321,241	3,205,689
Research and development expenses	510,740	311,049

Total operating expenses	5,128,759	3,759,447

Income from operations	59,018	258,705

Other income (expenses):
Interest income	6,955	3,711
Interest expense	(43,240)	(50,199)
Other income	30,614	25,495
Other expenses	(38,446)	(10,431)
Total other expenses	(44,117)	(31,424)

Income before income tax provision	14,901	227,281

Income tax expense	341,945	72,217

Net income (loss)	(327,044)	155,064

Less: net income attributable to non-controlling interest	11,112	4,109

Net income (loss) attributable to HeartCore Enterprises, Inc.	$(338,156)	$150,955

Other comprehensive income (loss):
Foreign currency translation adjustment	123,529	(65,893)

Total comprehensive income (loss)	(203,515)	89,171
Less: comprehensive income attributable to non-controlling interest	12,923	2,602
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$(216,438)	$86,569

Net earnings (loss) per common share attributable to HeartCore Enterprises, Inc. *
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average common shares outstanding*
Basic	15,242,454	14,475,079
Diluted	15,242,454	14,764,915

* Retrospectively restated for effect of share issuances on July 16, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common shares*		Additional		Accumulated other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of shares	Amount	paid-in capital*	Accumulated deficit	comprehensive loss	shareholders’ deficit	controlling interest	shareholders’ deficit
Balance, December 31, 2019*	13,580,565	$1,358	$1,803,203	$(3,708,912)	$(72,504)	$(1,976,855)	$351,223	$(1,625,632)
Issuance of common shares*	1,661,889	166	932,112	-	-	932,278	-	932,278
Net income	-	-	-	150,955	-	150,955	4,109	155,064
Foreign currency translation adjustment	-	-	-	-	(64,386)	(64,386)	(1,507)	(65,893)
Balance, December 31, 2020*	15,242,454	$1,524	$2,735,315	$(3,557,957)	$(136,890)	$(958,008)	$353,825	$(604,183)
Net loss	-	-	-	(338,156)	-	(338,156)	11,112	(327,044)
Foreign currency translation adjustment	-	-	-		121,718	121,718	1,811	123,529
Issuance of common shares	304,000	30	677,915	-	-	677,945	-	677,945
Share-based Compensation	-	-	18,787	-	-	18,787	-	18,787
Reclassification of non-controlling interest to mandatorily redeemable financial interest	-	-	(81,238)	-	-	(81,238)	(366,748)	(447,986)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	$(3,896,113)	$(15,172)	$(558,952)	$-	$(558,952)

* Retrospectively restated for effect of share issuances on July 16, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(327,044)	$155,064
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expenses	105,394	114,467
Amortization of debt issuance costs	6,865	7,742
Non-cash lease expense	332,207	343,642
Deferred income taxes	329,829	69,593
Gain on shares redemption	(27)	-
Share-based compensation	18,787	-
Changes in operating assets and liabilities:
Accounts receivable, net	(341,112)	237,574
Prepaid expenses	(81,473)	35,620
Other assets	52,005	(4,637)
Accounts payable and accrued expenses	553,009	12,121
Accrued payroll and other employee costs	39,241	10,105
Operating lease liabilities	(346,136)	(354,414)
Finance lease liabilities	(1,182)	(1,939)
Income tax payables	1,898	5,339
Deferred revenue	304,536	163,188
Other liabilities	119,503	(47,717)

Net cash flows provided by operating activities	766,300	745,748

Cash flows from investing activities:
Purchases of property and equipment	(36,153)	(27,170)
Loan provided to employees	-	(14,052)
Advance and loan provided to related parties	(142,876)	(359,928)

Net cash flows used in investing activities	(179,029)	(401,150)

Cash flows from financing activities:
Proceeds from issuance of common shares	677,945	932,278
Payments for finance leases	(53,640)	(52,520)
Proceeds from long-term debts	-	1,873,536
Repayment of long-term debts	(878,625)	(678,604)
Payments for debt issuance costs	(3,033)	(11,524)

Net cash flows provided by (used in) financing activities	(257,353)	2,063,166

Effect of exchange rate changes	(251,254)	115,124

Net change in cash and cash equivalents	78,664	2,522,888

Cash and cash equivalents - beginning of the year	3,058,175	535,287

Cash and cash equivalents - end of the year	$3,136,839	$3,058,175

Supplemental cash flow disclosure:
Interest paid	$25,081	$26,731
Income taxes paid	$9,623	$5,432

Non-cash investing and financing transactions

Remeasurement of the lease liability and right-of-use asset due to lease modification	$225,983	$-
Payroll withheld as repayment of loan receivable from employees	$10,948	$12,740
Expenses paid by related parties on behalf of the Company	$125,054	$59,345
Reclassification of non-controlling interest to mandatorily redeemable financial interest	$447,986	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

HeartCore Enterprises, Inc. (“HeartCore USA” or the “Company”), a holding company, was incorporated under the laws of the State of Delaware on May 18, 2021.

On July 16, 2021, the Company executed a Share Exchange Agreement with certain shareholders of HeartCore Co. Ltd. (“HeartCore Japan”), a company that was incorporated in Japan on June 12, 2009. Pursuant to the terms of the Share Exchange Agreement, the Company issued 15,999,994 shares of its common shares to the shareholders of HeartCore Japan in exchange for 10,706 shares out of 10,984 shares of common shares issued by HeartCore Japan, representing approximately 97.5% of HeartCore Japan’s outstanding common shares. As a result, HeartCore Japan becomes a majority-owned operating subsidiary of the Company.

The share exchange has been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled these two entities before and after the transaction. The consolidation of the Company and its subsidiary has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

The Company, via its majority-owned operating subsidiary, HeartCore Japan, is engaged in the business of developing and sales of comprehensive software in Japan. HeartCore USA and HeartCore Japan are hereafter referred to as the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Ownership interest of non-controlling party is presented as mandatorily redeemable financial interest or non-controlling interest as applicable. All significant intercompany accounts and transactions have been eliminated.

Non-controlling Interest

Non-controlling interest in the consolidated balance sheets represents the portion of the equity in the subsidiary not attributable, directly or indirectly, to the Company. The portion of the income or loss applicable to the non-controlling interest in subsidiary is also separately reflected in the consolidated statements of operations and comprehensive income (loss).

Use of Estimates

In preparing the consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long-lived assets, valuation of share-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations and revenue recognition. Actual results could differ from those estimates.

COVID-19

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The extent to which COVID-19 may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks that are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Accounts Receivable

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income (loss). Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line and declining methods over the estimated useful lives, as more details follow:

	Depreciation Method	Useful Life
Leasehold improvement	Straight-line method	Shorter of estimated useful life and lease term
Machinery and equipment	Declining balance method	2-15 years
Vehicle	Straight-line method	5 years
Software	Straight-line method	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive income (loss).

Asset Retirement Obligations

Pursuant to the lease agreements for the office space, the Company is responsible to restore these spaces back to its original statute at the time of leaving. The Company recognizes an obligation related to these restorations as asset retirement obligation included in other non-current liabilities in the consolidated balance sheets, in accordance with Accounting Standards Codification (“ASC”) 410, “Asset Retirement Obligation Accounting”. The Company capitalizes the associated asset retirement cost by increasing the carrying amount of the related property and equipment. The following table presents changes in asset retirement obligations:

	December 31,	December 31,
	2021	2020
Beginning balance	$173,043	$164,018
Accretion expense	730	467
Foreign currency translation adjustment	(18,107)	8,558
Ending balance	$155,666	$173,043

Lease-Lessee

The Company adopted the Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2019 using a modified retrospective approach. The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. Lease terms of certain operating leases include the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain.

The Company leases office facilities, which are classified as operating leases and leases office equipment and furniture, and a vehicle, which are classified as a finance lease in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current, and finance leases are included in property and equipment, finance lease liabilities, current, and finance lease liabilities, non-current in the consolidated balance sheet.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

The Company has elected the short-term lease exception, and therefore operating lease right-of-use assets and liabilities do not include leases with a lease term of twelve months or less.

Software Development Costs

Software development costs are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon completion of a detailed program design or the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized and amortized over the economic life of the related products. The Company’s software development costs incurred subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.

In the years ended December 31, 2021 and 2020, software development costs expensed as incurred amounted to $510,740 and $311,049, respectively. These software development costs were included in the research and development expenses.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the years ended December 31, 2021 and 2020.

Foreign Currency Translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the statements of changes in shareholders’ deficit.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2021	December 31, 2020
Current JPY: US$1 exchange rate	115.09	103.24
Average JPY: US$1 exchange rate	109.82	106.75

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales.

The Company currently generates its revenue from the following main sources:

Revenue from On-Premise Software

Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. The Company provides on-premise software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenue from on-premise licenses is recognized upfront at the point in time when the software is made available to the customer. Licenses for on-premise software are typically sold to the customer with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling price (“SSP”) of on-premise software and maintenance and support service. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premise software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

Revenue from Maintenance and Support service

Maintenance and support services provided with software licenses consist of trouble shooting, technical support and the right to receive unspecified software updates when and if available during the subscription. Revenues from maintenance and support services are recognized over time as such services are performed. Revenues for consumption-based services are generally recognized as the services are performed and accepted by the customers.

Revenue from Software as a Service (“SaaS”)

The Company’s software is available for use as hosted application arrangements under subscription fee agreements without licensing the rights of the software to the customers. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company’s solution is made available to the customer. The subscription contracts are generally one year or less in length.

Revenue from Software Development and other Miscellaneous Services

The Company provides customers with software development and support service pursuant to their specific requirements, which primarily compose of consulting, integration, training, custom application, and workflow development. The Company also provides other miscellaneous services, such as 3D Space photography. The Company generally recognized revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the years ended December 31, 2021 and 2020 that were included in the opening deferred revenues balance was approximately $1.5 million and $1.7 million, respectively.

Disaggregation of Revenue

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2021 and 2020 is as following:

	For the Years Ended
	December 31,
	2021	2020

Revenue from On-Premise Software	$3,609,442	$2,099,761
Revenue from Maintenance and Support service	3,616,918	3,493,316
Revenue from Software as a Service (“SaaS”)	617,026	484,716
Revenue from Software Development and other Miscellaneous Services	2,979,128	2,948,670
Total Revenue	$10,822,514	$9,026,463

The Company’s disaggregation of revenues by product is as following:

	For the Years Ended
	December 31,
	2021	2020

Revenue from Customer Experience Management Platform	$8,825,530	$6,873,454
Revenue from Process Mining	737,504	1,180,081
Revenue from Robotic Process Automation	600,318	690,789
Revenue from Task Mining	353,785	179,375
Revenue from Others	305,377	102,764
Total Revenue	$10,822,514	$9,026,463

As of December 31, 2021 and 2020, and for the years then ended, all long-lived assets and almost all of the revenue generated are attributed to the Company’s operation in Japan.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers. Cost of revenues also includes royal/license payments to vendors, and hosting and infrastructure costs related to the delivery of the Company’s products and services.

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $195,916 and $97,943 for the years ended December 31, 2021 and 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the year ended December 31, 2021, customer A represents 15.2% of the Company’s total revenues. For the year ended December 31, 2020, no customer accounts for more than 10% of the Company’s total revenues.

For the year ended December 31, 2021, vendor A, B, C and D represents 31%, 24%, 20% and 11%, respectively, of the Company’s total purchases. For the year ended December 31, 2020, vendor A, B, C and E represents 38%, 24%, 19% and 11%, respectively, of the Company’s total purchases.

Segment Reporting

ASC 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: sales and development of software.

Comprehensive Income or Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying consolidated statements of changes in shareholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common shares were exercised or equity awards vest resulting in the issuance of common shares that could share in the earnings (loss) of the Company.

Share-based Compensation

The Company accounts for share-based compensation awards in accordance with ASC 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be an entity or individual, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Income Taxes

Income taxes are accounted for using an asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows ASC 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses, current portion of loan receivable from employees, other current assets, accounts payable and accrued expenses, accrued payroll and other employee costs, current portion of long-term debts, current operating and finance lease liabilities, income tax payables, deferred revenue, mandatorily redeemable financial interest and other current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU No. 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. The Company adopted this guidance on January 1, 2021, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2021	2020
Accounts receivable	$960,964	$746,197
Less: allowance for doubtful accounts	-	(37,747)
Accounts receivable, net	$960,964	$708,450

Allowance for doubtful accounts movement is as follows:

	December 31,	December 31,
	2021	2020
Beginning balance	$37,747	$27,345
Write-offs	(33,859)	-
Additions to allowance	-	8,979
Foreign currency translation adjustment	(3,888)	1,423
Ending balance	$-	$37,747

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31,	December 31,
	2021	2020
Prepayments to software vendors	$157,060	$258,713
Prepaid selling expenses	-	54,470
Prepaid subscription fees	53,413	63,437
Deferred offering expenses	180,630	-
Others	53,302	32,172
Total	$444,405	$408,792

Deferred offering expenses, consisting of legal fees and road show expenses relating to the Company’s planned IPO, are capitalized and recorded on the balance sheet. The deferred offering expenses will be offset against the proceeds received upon the closing of the planned IPO.

NOTE 5 — RELATED PARTY TRANSACTIONS

As of December 31, 2021 and 2020, the Company has a due to related party balance of $1,110 and due from related party balance of $23,926, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the years ended December 31, 2021 and 2020, the Company advanced $87,664 and $73,997, respectively, to this related party, and the related party paid expenses of $111,350 and $59,345, respectively, on behalf of the Company. As of December 31, 2020, Sumitaka Yamamoto held 467,622 shares issued with repurchase provision in relation to the stock options the Company granted in May 2016 that he repurchased on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares that Sumitaka Yamamoto held on behalf of the Company for $1 and settled the share repurchase payable to him of $28, resulting in a gain on shares redemption of $27 (also see NOTE 11).

As of December 31, 2021 and 2020, the Company has a loan receivable balance of $386,315 and $386,516, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2021 and 2020, the Company loaned $55,212 and $285,931, respectively, to this related party, and the related party paid expenses of $13,705 and $0, respectively, on behalf of the Company.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. During the year ended December 31, 2020, the Company has revenue from this related party of $411,823 from software sales and incurred cost with this related party of $453,600 for software development services provided. As of December 31, 2020, the Company has deferred revenue with this related party of $49,967. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party. During the period ended July 12, 2021, the Company has revenue from this related party of $157,791 from software sales and incurred cost with this related party of $332,669 for software development services provided.

During the period from October 27, 2021 through December 31, 2021, the Company completed a private placement, in which, it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 6 — LOAN RECEIVABLE FROM EMPLOYEES

The Company occasionally made loans to its employees to assist their life. The annual interest rate for these loans ranges from 1.600% to 1.975%, and the term ranges from two to three years. Repayments are deducted from the monthly salary of these employees.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2021	2020
Leasehold improvement	$320,257	$357,026
Machinery and equipment	316,126	325,744
Vehicle	121,235	135,154
Software	185,627	206,938
Subtotal	943,245	1,024,862
Accumulated depreciation	(681,831)	(648,002)
Property and equipment, net	$261,414	$376,860

Depreciation expense was $105,394 and $114,467 for the years ended December 31, 2021 and 2020, respectively.

NOTE 8 — LEASES

The Company has entered into two leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment and a lease for a vehicle, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $57,167 and $120,144 are included in property and equipment as of December 31, 2021 and December 31, 2020, respectively.

The components of lease costs are as follows:

	For the Years Ended
	December 31,
	2021	2020
Finance lease costs
Amortization of right-of-use assets	$53,035	$54,558
Interest on lease liabilities	1,182	1,939
Total finance lease costs	54,217	56,497
Operating lease costs	381,756	402,440
Total lease costs	$435,973	$458,937

The following table presents supplemental information related to the Company’s leases:

	For the Years Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,182	$1,939
Operating cash flows from operating leases	397,586	413,213
Financing cash flows from finance leases	53,640	52,520
Remeasurement of operating lease liability and right-of-use asset due to lease modification	225,983	-

Weighted average remaining lease term (years)
Finance leases	1.5	2.3
Operating leases	10.1	11.1

Weighted-average discount rate: (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.32%	1.32%

As of December 31, 2021, the future maturity of lease liabilities is as follows:

Year ending December 31,	Finance lease	Operating lease
2022	$39,328	$360,721
2023	22,173	360,721
2024	326	360,721
2025	-	360,721
2026	-	360,721
Thereafter	-	1,845,948
Total lease payments	61,827	3,649,553
Less: imputed interest	(507)	(241,072)
Total lease liabilities	61,320	3,408,481
Less: current portion	37,459	332,277
Non-current lease liabilities	$23,861	$3,076,204

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $278,237 and $310,181 as of December 31, 2021 and 2020, respectively.

NOTE 9 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed (JPY)	Loan Duration	Annual Interest Rate	Balance as of December 31, 2021	Balance as of December 31, 2020
Bond payable
Corporate bond issued through Resona Bank	100,000,000 (a)(b)	1/10/2019—1/10/2024	0.430%	$434,431	$678,032
Loans with banks and other financial institutions
Resona Bank, Limited.	30,000,000 (a)	12/29/2017—12/30/2022	1.475%	56,476	121,077
Resona Bank, Limited.	50,000,000 (a)(b)	12/29/2017—12/29/2024	0.675%	191,454	282,594
Resona Bank, Limited.	10,000,000 (a)(b)	9/30/2020—9/30/2027	0.000%	72,411	94,556
Resona Bank, Limited.	40,000,000 (a)(b)	9/30//2020—9/30/2027	0.000%	289,644	378,225
Resona Bank, Limited.	20,000,000 (a)(b)	11/13/2020—10/31/2027	1.600%	146,890	191,418
Sumitomo Mitsui Banking Corporation	100,000,000	12/28/2018—12/28/2023	1.475%	361,925	597,239
Sumitomo Mitsui Banking Corporation	10,000,000 (b)	12/30/2019—12/30/2026	1.975%	63,105	84,182
The Shoko Chukin Bank, Ltd.	30,000,000	9/28/2018—8/31/2023	1.200%	92,273	162,146
The Shoko Chukin Bank, Ltd.	50,000,000	7/27/2020—6/30/2027	1.290%	351,020	461,062
Japan Finance Corporation	40,000,000	12/15/2017—11/30/2022	0.300%	73,940	160,306
Japan Finance Corporation	80,000,000	11/17/2020—11/30/2027	0.210%	603,339	774,895
Aggregate outstanding principal balances				2,736,908	3,985,732
Less: unamortized debt issuance costs				(15,333)	(24,396)
Less: current portion				(849,995)	(936,690)
Non-current portion				$1,871,580	$3,024,646

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.

The Company’s bond payable balance represents a corporate bond issued through Resona Bank with a principal of JPY100,000,000 (approximately $909,000) in January 2019 with a term of five years payable semi-annually. The bond is guaranteed by Resona Bank and the CEO of the Company.

The Company entered into several loan agreements with banks and other financial institutions during the year ended December 31, 2020 with a term ranges from five to seven years payable monthly. These loans are unsecured unless otherwise specified in the table above.

Interest expense for long-term debts was $32,700 and $25,040 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, future minimum loan payments are as follows:

Year ending December 31,	Loan
Payment
2022	$855,117
2023	724,935
2024	416,176
2025	261,910
2026	262,979
Thereafter	215,791
Total	$2,736,908

NOTE 10 — INCOME TAXES

United States

HeartCore USA is a holding company registered in the State of Delaware incorporated in May 2021. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the years ended December 31, 2021 and 2020, all taxable income (loss) of the Company is generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 30.62% for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, the Company’s income tax expenses are as follows:

	For the Years Ended
	December 31,
	2021	2020
Current	$11,443	$6,651
Deferred	330,502	65,566
Total	$341,945	$72,217

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the years ended December 31, 2021 and 2020 is as follows:

	For the Years Ended
	December 31,
	2021	2020
Japanese statutory tax rate	30.62%	30.62%
Entertainment expenses not deductible	7.11%	1.23%
Change in valuation allowance	493.82%	-%
Other adjustments	12.16%	(0.08)%
Effective tax rate	543.71%	31.77%

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2021 and 2020 are presented below:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Revenue adjustments	$127,000	$80,327
Cost adjustments	-	230,603
Expense adjustments	91,833	102,450
Research and development – costs capitalized for tax purposes	79,157	258,105
Bad debt allowance	-	11,558
Net operating losses carried forward	1,058,222	849,360
Subtotal	1,356,212	1,532,403
Less valuation allowance	(1,058,222)	(849,360)
Total deferred tax assets	$297,990	$683,043

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, projected future taxable income, and tax planning strategies.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth. The adjustments of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is adjusted.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2021 and 2020, the management considered the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest or penalties tax for the years ended December 31, 2021 and 2020. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits in the next twelve months from December 31, 2021. The Company’s Japan subsidiary income tax return filed for the tax years ending from May 31, 2017 through May 31, 2021 are subject to examination by the relevant taxing authorities.

NOTE 11 – STOCK BASED COMPENSATION

In May 2016, the Company granted 507 units stock options to its employees each to acquire one share of common shares of HeartCore Japan (an equivalent of approximately 1,494 shares of common shares of HeartCore USA) at JPY10 each (approximately $0.09). All options are exercisable upon issuance with a repurchase provision which serves as a vesting condition. All employees that were granted these stock options had early exercised their stock options in 2016 prior to the vesting of the related stock options. As of November 3, 2021 and December 31, 2020, 324 and 313 units, respectively, of the options were forfeited, and the CEO of the Company has repurchased and held the shares issued related to the early exercise of such stock options on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares (equivalent to 324 shares of common shares of HeartCore Japan) from the CEO of the Company.

The consideration received for the remaining early exercised options were recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheets with JPY1,830 (approximately $16) and JPY1,940 (approximately $19) as of December 31, 2021 and 2020, respectively. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding during the years ended December 31, 2021 and 2020.

The following summarized the Company’s stock option activity for the stock options issued in 2016 for the years ended December 31, 2021 and 2020:

Number of stock options
Issued and unvested as of January 1, 2020	248
Forfeited	54
Issued and unvested as of December 31, 2020	194
Forfeited	11
Issued and unvested as of December 31, 2021	183

On August 6, 2021, the Board of directors and stockholders of the Company approved a 2021 Equity Incentive Plan (the “2021 Plan”), under which 2,400,000 of common shares are authorized for issuance. On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common shares pursuant to the 2021 Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on December 25, 2031. The Company recognized stock-based compensation of $18,787 during the year ended December 31, 2021.

The following table summarizes the share option activity and related information for the year ended December 31, 2021:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term
(Years)
As of January 1, 2021	-	-	-
Granted	1,534,500	$2.5	10.00
Forfeited	-	-	-
Exercised	-	-	-
As of December 31, 2021	1,534,500	$2.5	9.99
Vested and exercisable at December 31, 2021	-	-	-

The fair value of the options is estimated as of the date of grant at December 25, 2021 using the binomial model with the assistance of an independent valuation specialist. The following table summarizes the inputs to the model used to estimate the fair value of the options for the year ended December 31, 2021:

	For the year ended December 31, 2021

Expected volatility	60.38%
Risk-free interest rate	1.31%
Dividend yield	0.00%
Exercise term	6.25	years

NOTE 12 – SHAREHOLDERS’ DEFICIT

The Company was authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

On June 17, 2020, the Company issued 1,112 shares of common shares of HeartCore Japan (an equivalent of 1,661,889 shares of common shares of HeartCore USA) to a third party company for cash of JPY100,080,000 (approximately $932,000).

On November 3, 2021, the Company redeemed 484,056 shares issued of HeartCore Enterprises, Inc. from the CEO of the Company for $1 in total for the shares related to the early exercise of stock options the CEO held on behalf of the Company. The redemption of shares resulted in 484,056 shares reduced from the shares issued.

During the period from October 27, 2021 through December 31, 2021, the Company issued 304,000 shares of common shares at a purchase price of $2.50 per share for an aggregate of $760,000 of proceeds in a private placement.

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common shares pursuant to the 2021 Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The Company recognized stock-based compensation of $18,787 during the year ended December 31, 2021 (also see NOTE 11).

As of December 31, 2021 and 2020, there were 15,819,943 and 15,999,999 shares, respectively, of common shares issued, 15,546,454 and 15,242,454 shares, respectively, of common shares outstanding.

No preferred shares were issued and outstanding as of December 31, 2021 and 2020. The number of shares reflects the retrospective presentation of the share issuance on July 16, 2021, due to the recapitalization between entities under common control.

NOTE 13 - MANDATORILY REDEEMABLE FINANCIAL INTEREST

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”), a non-controlling shareholder of HeartCore Japan, entered into a stock purchase agreement, pursuant to which the Company has agreed to purchase the 278 shares of HeartCore Japan held by Dentsu Digital, equal to 2.65% of the total shares of HeartCore Japan, for JPY50,040,000 on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common shares, filed by the Company with the SEC or (ii) December 20, 2022. The Company has determined such shares to be a mandatorily redeemable financial instrument and is recorded as a liability of JPY50,040,000 (approximately $448,000) in the consolidated balance sheet as of December 31, 2021. The Company has completed the share purchase in February 2022.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated on the basis of weighted-average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect of stock options. Dilutive common shares are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options (also see NOTE 11).

The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2021 and 2020 is as follows:

	For the Years Ended
	December 31,
	2021	2020
Earnings (loss) per share – basic
Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating earnings (loss) per common share-basic	$(338,156)	$150,955
Net income (loss) attributable to common shareholders	(338,156)	150,955
Denominator:
Weighted average number of common shares outstanding used in calculating basic earnings (loss) per share	15,242,454	14,475,079
Denominator used for earnings (loss) per share	15,242,454	14,475,079
Earnings (loss) per share- basic	$(0.02)	$0.01

	For the Years Ended
	December 31,
	2021	2020
Earnings (loss) per share – diluted
Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating earnings (loss) per common share- diluted	$(338,156)	$150,955
Net income (loss) attributable to common shareholders	(338,156)	150,955
Denominator:
Weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share	15,242,454	14,475,079
Conversion of share repurchase liability to common shares *	-	289,836
Denominator used for earnings (loss) per share	15,242,454	14,764,915
Earnings (loss) per share- diluted	$(0.02)	$0.01

* The share repurchase liability is related to the early exercised stock options that are issued and unvested as of December 31, 2020, see NOTE 11. Each option is convertible into one share of common stock of HeartCore Japan, which is an equivalent of approximately 1,494 shares of common shares of the Company.

For the year ended December 31, 2021, the weighted average number of shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common shares equivalents of 273,489 would have an anti-dilutive effect.

NOTE 15 - SUBSEQUENT EVENTS

During the period from January 1, 2022 through January 13, 2022, the Company issued 96,000 shares of common shares at a purchase price of $2.50 per share for an aggregate of $240,000 of proceeds in a private placement.

On February 9, 2022, the Company entered into executive employment agreements with five executives and issued 85,820 shares of restricted stock pursuant to the 2021 Plan. The shares will vest 25% a year, on each annual anniversary of the date of the employment agreement.

On February 14, 2022, the Company closed its initial public offering on the NASDAQ Capital Market under the symbol of “HTCR”. The Company offered 3,000,000 common shares at $5.00 per share. Net proceeds raised by the Company from the initial public offering amounted to $13,724,167 after deducting underwriting discounts and commissions and other offering expenses.

On February 24, 2022, the Company purchased 278 shares of HeartCore Japan from Dentsu Digital for JPY50,040,000 (approximately $435,500 when paid). As a result, HeartCore Japan became a wholly owned subsidiary of the Company.

On March 31, 2022, the Company obtained a three-year term loan in the amount of JPY30,000,000 (approximately $261,000) from Higashi-Nippon Bank, with a fixed interest rate of 1.400% per annum.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
3.2	Bylaws of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.1	Memorandum to Share Exchange Agreement dated July 15, 2021, among HeartCore Co., Sumitaka. Yamamoto, and Information Services International-Dentsu Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.2	Share Exchange Agreement dated July 16, 2021, among HeartCore Enterprises, Inc., all shareholders of HeartCore Co., Ltd., and Sumitaka Yamamoto as representative of the shareholders of HeartCore Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.3	Stock Purchase Agreement dated August 10, 2021, between HeartCore Enterprises, Inc. and Dentsu Digital Investment Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.4†	HeartCore Enterprises, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.5†	Employment Agreement, dated February 9, 2022, between the Company and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.6†	Employment Agreement, dated February 9, 2022, between the Company and Kimio Hosaka (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).).
10.7†	Employment Agreement, dated February 9, 2022, between the Company and Keisuke Kuno (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.8†	Employment Agreement, dated February 9, 2022, between the Company and Qizhi Gao (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.9†	Employment Agreement, dated February 9, 2022, between the Company and Hidekazu Miyata (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.10	Form of Independent Director Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.11	Form of Indemnification Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
21.1*	List of Subsidiary
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

**Filed previously.

† Management contracts and compensation plans and arrangements

107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: March 31, 2022	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Sumitaka Yamamoto and Qizhi Gao, and each of them, as attorneys-in-fact with full power of substitution to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sumitaka Yamamoto	Chairman of Board, Chief Executive Officer and President	March 31, 2022
Sumitaka Yamamoto	(Principal Executive Officer)

/s/ Qizhi Gao	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Qizhi Gao

/s/ Kimio Hosaka	Director	March 31, 2022
Kimio Hosaka

/s/ Ferdinand Groenewald	Director	March 31, 2022
Ferdinand Groenewald

/s/ Yoshitomo Yamano	Director	March 31, 2022
Yoshitomo Yamano

/s/ Yuki Tan	Director	March 31, 2022
Yuki Tan

/s/ Takeshi Omoto	Director	March 31, 2022
Takeshi Omoto

/s/ Yuta Katai	Director	March 31, 2022
Yuta Katai

108