Form 10-Q
period 2022-03-31
HeartCore Enterprises, Inc.
filed 2022-05-16
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-41272

HeartCore Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0913420
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1-2-33, Higashigotanda, Shinagawa-ku

Tokyo, Japan

(Address of Principal Executive Offices) (Zip Code)

(206) 385-0488, ext. 100

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 16, 2022, there were 18,999,276 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

HeartCore Enterprises, Inc.

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,913,886	$3,136,839
Accounts receivable, net	1,116,254	960,964
Prepaid expenses	1,123,050	444,405
Due from related party	52,105	50,559
Loan receivable from employee	7,880	8,341
Other current assets	50,135	15,654
Total current assets	16,263,310	4,616,762

Non-current assets:
Property and equipment, net	238,787	261,414
Operating lease right-of-use assets	3,063,672	3,319,749
Deferred tax assets	275,490	297,990
Security deposits	262,851	278,237
Long-term loan receivable from related party	304,163	335,756
Loan receivable from employee, non-current	2,298	4,518
Other non-current assets	6,368	8,737
Total non-current assets	4,153,629	4,506,401

Total assets	$20,416,939	$9,123,163

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$485,138	$646,425
Accrued payroll and other employee costs	239,710	255,082
Due to related party	185	1,110
Current portion of long-term debts	847,316	849,995
Insurance premium financing	347,258	-
Operating lease liabilities, current	313,737	332,277
Finance lease liabilities, current	29,272	37,459
Income tax payables	739	10,919
Deferred revenue	1,315,780	1,690,917
Mandatorily redeemable financial interest	-	447,986
Other current liabilities	157,725	281,673
Total current liabilities	3,736,860	4,553,843

Non-current liabilities:
Long-term debts	1,676,848	1,871,580
Operating lease liabilities, non-current	2,831,624	3,076,204
Finance lease liabilities, non-current	14,425	23,861
Other non-current liabilities	148,073	156,627
Total non-current liabilities	4,670,970	5,128,272

Total liabilities:	8,407,830	9,682,115

Shareholders’ equity (deficit):
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 18,915,943 and 15,819,943 shares issued; 18,915,943 and 15,546,454 shares outstanding as of March 31, 2022 and December 31, 2021, respectively)	1,891	1,554
Additional paid-in capital	17,416,901	3,350,779
Accumulated deficit	(5,474,564)	(3,896,113)
Accumulated other comprehensive income (loss)	64,881	(15,172)
Total shareholders’ equity (deficit)	12,009,109	(558,952)

Total liabilities and shareholders’ equity (deficit)	$20,416,939	$9,123,163

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2022	2021

Revenues	$2,276,001	$2,110,309

Cost of revenues	1,055,356	1,407,632

Gross profit	1,220,645	702,677

Operating expenses:
Selling expenses	205,918	46,341
General and administrative expenses	2,468,933	762,748
Research and development expenses	108,259	52,146

Total operating expenses	2,783,110	861,235

Loss from operations	(1,562,465)	(158,558)

Other income (expenses):
Interest income	1,458	122
Interest expense	(11,271)	(10,828)
Other income	16,673	988
Other expenses	(23,662)	(12,272)
Total other expenses	(16,802)	(21,990)

Loss before income tax provision	(1,579,267)	(180,548)

Income tax expense (benefit)	(816)	7,689

Net loss	(1,578,451)	(188,237)

Less: net loss attributable to non-controlling interest	-	(4,988)

Net loss attributable to HeartCore Enterprises, Inc.	$(1,578,451)	$(183,249)

Other comprehensive income:
Foreign currency translation adjustment	80,053	97,522

Total comprehensive loss	(1,498,398)	(90,715)
Less: comprehensive loss attributable to non-controlling interest	-	(2,404)
Comprehensive loss attributable to HeartCore Enterprises, Inc.	$(1,498,398)	$(88,311)

Net loss per common share attributable to HeartCore Enterprises, Inc.*
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)
Weighted average common shares outstanding*
Basic	17,265,332	15,242,454
Diluted	17,265,332	15,242,454

*	Retrospectively restated for effect of share issuances on July 16, 2021.

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

	Common shares*		Additional		Accumulated other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of shares	Amount	paid-in capital*	Accumulated deficit	comprehensive loss	shareholders’ deficit	controlling interest	shareholders’ deficit
Balance, December 31, 2020*	15,242,454	$1,524	$2,735,315	$(3,557,957)	$(136,890)	$(958,008)	$353,825	$(604,183)
Net loss	-	-	-	(183,249)	-	(183,249)	(4,988)	(188,237)
Foreign currency translation adjustment	-	-	-	-	94,938	94,938	2,584	97,522
Balance, March 31, 2021*	15,242,454	$1,524	$2,735,315	$(3,741,206)	$(41,952)	$(1,046,319)	$351,421	$(694,898)

*	Retrospectively restated for effect of share issuances on July 16, 2021.

					Accumulated
	Common shares		Additional		other comprehensive	Total shareholders’
	Number of shares	Amount	paid-in capital	Accumulated deficit	income (loss)	equity (deficit)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	$(3,896,113)	$(15,172)	$(558,952)
Net loss	-	-	-	(1,578,451)	-	(1,578,451)
Foreign currency translation adjustment	-	-	-	-	80,053	80,053
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	16
Share-based compensation	-	-	422,164	-	-	422,164
Balance, March 31, 2022	18,915,943	$1,891	$17,416,901	$(5,474,564)	$64,881	$12,009,109

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,578,451)	$(188,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	24,889	28,070
Amortization of debt issuance costs	866	949
Non-cash lease expense	75,986	87,247
Deferred income taxes	6,311	11,650
Share-based compensation	422,164	-

Changes in assets and liabilities:
Accounts receivable, net	(217,638)	(458,314)
Prepaid expenses	(488,970)	(186,462)
Other assets	(34,896)	(29,300)
Accounts payable and accrued expenses	(79,982)	319,323
Accrued payroll and other employee costs	(27,492)	(7,235)
Operating lease liabilities	(78,226)	(89,749)
Finance lease liabilities	(174)	(375)
Income tax payables	(10,037)	(159,991)
Deferred revenue	(295,176)	(233,170)
Other liabilities	(113,027)	54,782

Net cash flows used in operating activities	(2,393,853)	(850,812)

Cash flows from investing activities:
Purchases of property and equipment	(18,903)	(4,239)
Advance and loan provided to related parties	(25,480)	(60,271)
Repayment of loan provided to related party	9,102	-

Net cash flows used in investing activities	(35,281)	(64,510)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	13,602,554	-
Proceeds from issuance of common shares prior to initial public offering	220,572	-
Payments for finance leases	(14,916)	(16,172)
Proceeds from long-term debt	258,087	-
Repayment of long-term debts	(308,121)	(328,799)
Repayment of insurance premium financing	(41,280)	-
Repayment to related party	(903)	-
Payment of debt issuance costs	(1,030)	(1,420)
Payment for mandatorily redeemable financial interest	(430,489)	-

Net cash flows provided by (used in) financing activities	13,284,474	(346,391)

Effect of exchange rate changes	(78,293)	(103,801)

Net change in cash and cash equivalents	10,777,047	(1,365,514)

Cash and cash equivalents - beginning of the period	3,136,839	3,058,175

Cash and cash equivalents - end of the period	$13,913,886	$1,692,661

Supplemental cash flow disclosure:
Interest paid	$13,262	$13,555
Income taxes paid	$1,489	$6,605

Non-cash investing and financing transactions

Payroll withheld as repayment of loan receivable from employees	$2,065	$3,679
Expense paid by related parties on behalf of the Company	$25,480	$24,891
Share repurchase liability settled by issuance of common shares	$16	$-
Deferred offering costs recognized against the proceeds from the offering	$178,847	$-
Insurance premium financing	$388,538	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

HeartCore Enterprises, Inc. (“HeartCore USA” or the “Company”), a holding company, was incorporated under the laws of the State of Delaware on May 18, 2021.

On July 16, 2021, the Company executed a Share Exchange Agreement with certain shareholders of HeartCore Co. Ltd. (“HeartCore Japan”), a company that was incorporated in Japan on June 12, 2009. Pursuant to the terms of the Share Exchange Agreement, the Company issued 15,999,994 shares of its common shares to the shareholders of HeartCore Japan in exchange for 10,706 shares out of 10,984 shares of common shares issued by HeartCore Japan, representing approximately 97.5% of HeartCore Japan’s outstanding common shares. On February 24, 2022, the Company purchased the remaining 278 shares of common shares of HeartCore Japan. As a result, HeartCore Japan became a wholly owned operating subsidiary of the Company.

The share exchange on July 16, 2021 has been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled these two entities before and after the transaction. The consolidation of the Company and its subsidiary has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the earliest period presented in the accompanying unaudited consolidated financial statements.

The Company, via its wholly-owned operating subsidiary, HeartCore Japan, is mainly engaged in the business of developing and sales of comprehensive software. HeartCore USA and HeartCore Japan are hereafter referred to as the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiary. Prior to February 24, 2022, ownership interest of non-controlling party is presented as mandatorily redeemable financial interest or non-controlling interest as applicable. All significant intercompany accounts and transactions have been eliminated.

These unaudited interim consolidated financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021.

Use of Estimates

In preparing the consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long-lived assets, valuation of share-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and financing leases, valuation of asset retirement obligations and revenue recognition. Actual results could differ from those estimates.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Retirement Obligations

Pursuant to the lease agreements for the office space, the Company is responsible to restore these spaces back to its original statute at the time of leaving. The Company recognizes an obligation related to these restorations as asset retirement obligation included in other non-current liabilities in the consolidated balance sheets, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 410, “Asset Retirement Obligation Accounting”. The Company capitalizes the associated asset retirement cost by increasing the carrying amount of the related property and equipment. The following table presents changes in asset retirement obligations:

	March 31,	December 31,
	2022	2021
Beginning balance	$155,666	$173,043
Accretion expense	128	730
Foreign currency translation adjustment	(7,721)	(18,107)
Ending balance	$148,073	$155,666

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

In the three months ended March 31, 2022 and 2021, software development costs expensed as incurred amounted to $108,259 and $52,146, respectively. These software development costs were included in the research and development expenses.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three months ended March 31, 2022 and 2021.

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

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying unaudited consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in shareholders’ equity (deficit).

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2022	March 31, 2021
Current JPY: US$1 exchange rate	121.83	110.70
Average JPY: US$1 exchange rate	116.24	106.01

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales.

The Company currently generates its revenue from the following main sources:

Revenue from On-Premises Software

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. The Company provides on-premises software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenue from on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. Licenses for on-premises software are typically sold to the customer with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling prices (“SSP”) of on-premises software and maintenance and support service. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premises software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premises licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

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

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the three months ended March 31, 2022 and 2021 that were included in the opening deferred revenues balance was approximately $0.8 million and $0.9 million, respectively.

Disaggregation of Revenue

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues by type for the three months ended March 31, 2022 and 2021 is as following:

	For the Three Months Ended
	March 31,
	2022	2021

Revenue from On-Premise Software	$801,601	$249,608
Revenue from Maintenance and Support Service	845,339	942,215
Revenue from Software as a Service (“SaaS”)	126,654	151,808
Revenue from Software Development and other Miscellaneous Services	502,407	766,678
Total Revenue	$2,276,001	$2,110,309

The Company’s disaggregation of revenues by product is as following:

	For the Three Months Ended
	March 31,
	2022	2021

Revenue from Customer Experience Management Platform	$1,755,053	$1,614,356
Revenue from Process Mining	266,488	256,784
Revenue from Robotic Process Automation	98,386	106,679
Revenue from Task Mining	86,877	55,799
Revenue from Others	69,197	76,691
Total Revenue	$2,276,001	$2,110,309

As of March 31, 2022 and 2021, and for the periods then ended, all long-lived assets and almost all of the revenue generated are attributed to the Company’s operation in Japan.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2022, customer A represents 13.3% of the Company’s total revenues. For the three months ended March 31, 2021, customer B and C represents 11.9% and 10.9%, respectively, of the Company’s total revenues.

For the three months ended March 31, 2022, vendor A, B and C represents 36.1%, 29.4% and 10.8%, respectively, of the Company’s total purchases. For the three months ended March 31, 2021, vendor A and B represents 59.4% and 23.1%, respectively, of the Company’s total purchases.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	March 31,	December 31,
	2022	2021
Accounts receivable	$1,116,254	$960,964
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,116,254	$960,964

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2022	2021
Prepayments to software vendors	$128,418	$157,060
Prepaid selling expenses	426,972	-
Prepaid subscription fees	50,852	53,413
Deferred offering expenses	-	180,630
Prepaid insurance premium	465,019	18,252
Others	51,789	35,050
Total	$1,123,050	$444,405

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred offering expenses, consisting of legal fees and road show expenses relating to the Company’s planned initial public offering, are capitalized and recorded on the balance sheet. The deferred offering expenses were reclassified to shareholders’ equity and recorded against the proceeds received upon the closing of our initial public offering on February 14, 2022.

NOTE 5 — RELATED PARTY TRANSACTIONS

As of March 31, 2022 and December 31, 2021, the Company has a due to related party balance of $185 and $1,110, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2022 and 2021, the Company advanced $25,480 and $3,075, respectively, to this related party, and the related party paid expenses of $25,480 and $10,695, respectively, on behalf of the Company. The Company also repaid $903 to the related party during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company has a loan receivable balance of $356,268 and $386,315, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the three months ended March 31, 2022 and 2021, the Company loaned nil and $57,195, respectively, to this related party, and the related party paid expenses of nil and $14,197, respectively, on behalf of the Company. During the three months ended March 31, 2022 and 2021, the Company received repayments of $9,102 and nil, respectively, from this related party.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. During the three months ended March 31, 2021, the Company has revenue from this related party of $73,569 from software sales and incurred cost with this related party of $185,875 for software development services provided. As of March 31, 2021, the Company has deferred revenue and other payable with this related party of $36,012 and $181,328, respectively. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which, it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Leasehold improvement	$302,547	$320,257
Machinery and equipment	314,220	316,126
Vehicle	114,531	121,235
Software	175,362	185,627
Subtotal	906,660	943,245
Accumulated depreciation	(667,873)	(681,831)
Property and equipment, net	$238,787	$261,414

Depreciation expense was $24,889 and $28,070 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 — LEASES

The Company has entered into two leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment and a lease for a vehicle, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $42,054 and $57,167 are included in property and equipment as of March 31, 2022 and December 31, 2021, respectively.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Finance lease costs
Amortization of right-of-use assets	$12,526	$13,735
Interest on lease liabilities	174	375
Total finance lease costs	12,700	14,110
Operating lease costs	87,051	101,474
Total lease costs	$99,751	$115,584

The following table presents supplemental information related to the Company’s leases:

	For the Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$174	$375
Operating cash flows from operating leases	89,290	103,815
Financing cash flows from finance leases	14,916	16,172

Weighted average remaining lease term (years)
Finance leases	1.4	2.1
Operating leases	9.9	10.9

Weighted-average discount rate: (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.32%	1.32%

As of March 31, 2022, the future maturity of lease liabilities is as follows:

Year ending December 31,	Finance lease	Operating lease
Remaining of 2022	$22,755	$255,580
2023	20,947	340,773
2024	308	340,773
2025	-	340,773
2026	-	340,773
Thereafter	-	1,743,870
Total lease payments	44,010	3,362,542
Less: imputed interest	(313)	(217,181)
Total lease liabilities	43,697	3,145,361
Less: current portion	29,272	313,737
Non-current lease liabilities	$14,425	$2,831,624

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $262,851 and $278,237 as of March 31, 2022 and December 31, 2021, respectively.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed (JPY)		Loan Duration	Annual Interest Rate	Balance as of March 31, 2022	Balance as of December 31, 2021
Bond payable
Corporate bond issued through Resona Bank	100,000,000	(a)(b)	1/10/2019— 1/10/2024	0.430%	$328,326	$434,431
Loans with banks and other financial institutions
Resona Bank, Limited.	30,000,000	(a)	12/29/2017— 12/30/2022	1.475%	36,937	56,476
Resona Bank, Limited.	50,000,000	(a)(b)	12/29/2017— 12/29/2024	0.675%	161,331	191,454
Resona Bank, Limited.	10,000,000	(a)(b)	9/30/2020— 9/30/2027	0.000%	64,500	72,411
Resona Bank, Limited.	40,000,000	(a)(b)	9/30//2020— 9/30/2027	0.000%	257,999	289,644
Resona Bank, Limited.	20,000,000	(a)(b)	11/13/2020— 10/31/2027	1.600%	130,953	146,890
Sumitomo Mitsui Banking Corporation	100,000,000		12/28/2018— 12/28/2023	1.475%	287,179	361,925
Sumitomo Mitsui Banking Corporation	10,000,000	(b)	12/30/2019— 12/30/2026	1.975%	55,709	63,105
The Shoko Chukin Bank, Ltd.	30,000,000		9/28/2018— 8/31/2023	1.200%	70,426	92,273
The Shoko Chukin Bank, Ltd.	50,000,000		7/27/2020— 6/30/2027	1.290%	311,910	351,020
Japan Finance Corporation	40,000,000		12/15/2017— 11/30/2022	0.300%	47,854	73,940
Japan Finance Corporation	80,000,000		11/17/2020— 11/30/2027	0.210%	538,455	603,339
Higashi-Nippon Bank	30,000,000	(a)	3/31/2022 – 3/31/2025	1.400%	246,245	-
Aggregate outstanding principal balances					2,537,824	2,736,908
Less: unamortized debt issuance costs					(13,660)	(15,333)
Less: current portion					(847,316)	(849,995)
Non-current portion					$1,676,848	$1,871,580

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.

In March 2022, the Company entered into a loan agreement with Higashi-Nippon Bank with a term of three years payable monthly. The loan is guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.

Interest expense for long-term debts was $7,016 and $10,828 for the three months ended March 31, 2022 and 2021, respectively.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022, future minimum loan payments are as follows:

Year ending December 31,	Loan
Payment
Remaining of 2022	$569,006
2023	767,586
2024	475,901
2025	273,036
2026	248,436
Thereafter	203,859
Total	$2,537,824

NOTE 9 — INSURANCE PREMIUM FINANCING

In February 2022, the Company entered into an insurance premium financing agreement with BankDirect Capital Finance for $388,538 at an annual interest rate of 12.80% for nine months from February 1, 2022, payable in nine monthly installments of principal and interest. As of March 31, 2022, the balance of the insurance premium financing was $347,258. During the three months ended March 31, 2022, the interest incurred was $4,255.

NOTE 10 — INCOME TAXES

United States

HeartCore USA is a holding company registered in the State of Delaware incorporated in May 2021. The U.S. federal income tax rate is 21%.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 30.62% for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021, the Company’s income tax expenses (benefits) are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Current	$(774)	$(1,368)
Deferred	(42)	9,057
Income tax expense (benefits)	$(816)	$7,689

The effective tax rate was 0.05% and (4.26)% for the three months ended March 31, 2022 and 2021, respectively.

NOTE 11 – SHARE-BASED COMPENSATION

Options

In May 2016, the Company granted 507 units stock options to its employees each to acquire one share of common shares of HeartCore Japan (an equivalent of approximately 1,494 shares of common shares of HeartCore USA) at JPY10 each (approximately $0.09). All options are exercisable upon issuance with a repurchase provision before the completion of the Company’s initial public offering, which serves as a vesting condition. All employees that were granted these stock options had early exercised their stock options in 2016 prior to the vesting of the related stock options. As of March 31, 2021, 324 units of the options were forfeited, and the CEO of the Company has repurchased and held the shares issued related to the early exercise of such stock options on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares (equivalent to 324 shares of common shares of HeartCore Japan) from the CEO of the Company.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consideration received for the remaining early exercised options were recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheet with JPY1,830 (approximately $16) as of December 31, 2021. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding as of December 31, 2021. On February 14, 2022, the 183 units of stock options were vested upon the completion of the Company’s initial public offering and the Company recognized share-based compensation of $11,005 during the three months ended March 31, 2022. In the same period, the share repurchase liability of $16 was settled by issuance of 273,489 shares of common shares (equivalent to 183 shares of common shares of HeartCore Japan) from exercise of stock options.

The following summarized the Company’s stock option activity for the stock options issued in 2016 for the three months ended March 31, 2022 and 2021:

Number of stock options
Issued and unvested as of January 1, 2021	194
Forfeited	11
Issued and unvested as of March 31, 2021	183

Issued and unvested as of January 1, 2022	183
Vested and exercised	183
Issued and unvested as of March 31, 2022	-

The following table summarizes the share options activity and related information for the three months ended March 31, 2022:

	Number of Options/ Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2022	1,534,500	$2.5	9.99	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
As of March 31, 2022	1,534,500	$2.5	9.74	$583,110
Vested and exercisable as of March 31, 2022	-	-	-	-

Options granted historically were valued using the binomial model with the assistance of an independent valuation specialist. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three months ended March 31, 2022 and 2021, share-based compensation related to the options totaled $292,812 and nil, respectively. The outstanding unamortized share-based compensation related to options was $1,912,528 (which will be recognized through December 2025) as of March 31, 2022.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units (“RSUs”)

The following table summarizes the RSUs activity for the three months ended March 31, 2022:

Number of RSUs
Issued as of January 1, 2022	-
Granted	169,153
Forfeited	-
Issued as of March 31, 2022	169,153
Vested as of March 31, 2022	-

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 RSUs pursuant to the 2021 Equity Incentive Plan. The RSUs vest on each annual anniversary of the date of the employment agreement, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date was $424,809.

On February 25, 2022, the Company entered into a service agreement with a marketing company to purchase 6-month marketing services and granted 83,333 RSUs. The RSUs were issued and vested on May 15, 2022. The fair value of the RSUs at grant date was $224,999.

For the three months ended March 31, 2022, the Company recognized RSU-related share-based compensation of $129,352. The outstanding unamortized share-based compensation related to RSUs was $520,456 (which will through February 2026) as of March 31, 2022.

NOTE 12 – SHAREHOLDERS’ EQUITY (DEFICIT)

The Company was authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

During the period from January 1, 2022 through January 13, 2022, the Company issued 96,000 shares of common shares at a purchase price of $2.50 per share for an aggregate net proceeds of $220,572 in a private placement, including 30,000 shares of common shares issued to the officers of the Company.

On February 14, 2022, the Company completed its initial public offering on the NASDAQ Capital Market under the symbol of “HTCR”. The Company offered 3,000,000 common shares at $5.00 per share. Net proceeds raised by the Company from the initial public offering amounted to $13,724,167 after deducting underwriting discounts and commissions and other offering expenses. The Company has deferred costs of $300,460 directly attributed to the offering, among which $178,847 offering costs were paid and deferred as of December 31, 2021. Those costs were also charged against the proceeds from the offering.

On February 14, 2022, 273,489 shares of common shares were issued from exercise of stock options by settling share repurchase liability of $16 (also see NOTE 11).

As of March 31, 2022 and December 31, 2021, there were 18,915,943 and 15,819,943 shares, respectively, of common shares issued; and 18,915,943 and 15,546,454 shares, respectively, of common shares outstanding.

No preferred shares were issued and outstanding as of March 31, 2022 and December 31, 2021.

NOTE 13 – MANDATORILY REDEEMABLE FINANCIAL INTEREST

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”), a non-controlling shareholder of HeartCore Japan, entered into a stock purchase agreement, pursuant to which the Company has agreed to purchase the 278 shares of HeartCore Japan held by Dentsu Digital in accordance with certain terms and conditions in the stock purchase agreement for JPY50,040,000 on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common shares, filed by the Company with the SEC or (ii) December 20, 2022. The Company has determined such shares to be a mandatorily redeemable financial instrument and is recorded as a liability of JPY50,040,000 (approximately $448,000) in the consolidated balance sheet as of December 31, 2021. On February 24, 2022, the Company purchased the 278 shares of HeartCore Japan from Dentsu Digital for JPY50,040,000 (approximately $430,000). As a result, HeartCore Japan became a wholly-owned subsidiary of the Company.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –LOSS PER SHARE

Basic loss per share is calculated on the basis of weighted-average outstanding common shares. Diluted loss per share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The computation of basic and diluted loss per share for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Loss per share – basic
Numerator:
Allocation of net loss attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating loss per common share — basic	$(1,578,451)	$(183,249)
Net loss attributable to common shareholders	(1,578,451)	(183,249)
Denominator:
Weighted average number of common shares outstanding used in calculating basic loss per share	17,265,332	15,242,454
Denominator used for loss per share	17,265,332	15,242,454
Loss per share — basic	$(0.09)	$(0.01)

	For the Three Months Ended
	March 31,
	2022	2021
Loss per share – diluted
Numerator:
Allocation of net loss attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating loss per common share — diluted	$(1,578,451)	$(183,249)
Net loss attributable to common shareholders	(1,578,451)	(183,249)
Denominator:
Weighted average number of common shares outstanding used in calculating diluted loss per share	17,265,332	15,242,454
Denominator used for loss per share	17,265,332	15,242,454
Loss per share — diluted	$(0.09)	$(0.01)

For the three months ended March 31, 2022 and 2021, the weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common shares equivalents of 273,489 and 1,703,653, respectively, would have an anti-dilutive effect.

NOTE 15 - SUBSEQUENT EVENTS

On February 25, 2022, the Company entered into a service agreement with a marketing company pursuant to which the Company agreed to issue 83,333 RSUs for 6-month marketing services to be provided from February 25, 2022 to August 26, 2022. The RSUs were issued on May 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of HeartCore Enterprises, Inc. (the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

We have made significant investments in our sales and marketing efforts globally. As of March 31, 2022, our sales and marketing organization was comprised of 15 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of March 31, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had a total of 858 customers in Japan.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our wholly-owned subsidiary, HeartCore Co., Ltd., a Japanese corporation (“HeartCore Co”), which was established in Japan by Mr. Sumitaka Yamamoto, our CEO, in 2009. We acquired 97.5% of the equity interest of HeartCore Co in July 2021 and acquired the remaining interest in February 2022. HeartCore Co started out with helping companies effectively managing content with its powerful content management system. Since then, HeartCore Co has expanded offerings to help companies manage all forms of business processes.

The acquisition of HeartCore Co in July 2021 was accounted for as a recapitalization among entities under common control since the same controlling shareholders controlled all these entities before and after the transaction. The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Recent Developments

Moveaction Consulting Agreement

On March 31, 2022, we entered into a Consulting and Services Agreement (the “Moveaction Consulting Agreement”) by and between the Company and Moveaction Co., Ltd. (“Moveaction”). Pursuant to the terms of the Moveaction Consulting Agreement, the Company agreed to provide Moveaction certain services, including the following (collectively, the “Services”):

●	Assistance with the selection and negotiation of terms for a law firm, underwriter and auditing firm;

●	Provision of process mining and task mining licenses for internal audit and internal control;

●	Assisting in the preparation of documentation for internal controls required for an initial public offering by Moveaction on the NASDAQ Stock Market, the New York Stock Exchange or the NYSE American;

●	Providing support services to remove problematic accounting accounts upon listing support;

●	Translation of requested documents into English;

●	Attend and, if requested by the other party, lead, meetings of management and employees;

●	Provide support services related to the NASDAQ listing;

●	Conversion of accounting data from Japanese standards to U.S. GAAP;

●	Assist in the preparation of S-1 or F-1 filings;

●	Creation of English web page; and

●	Preparing an investor presentation/deck and executive summary of the operations.

In providing the Services, the Company will not perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of Moveaction’s securities; participation in discussions between Moveaction and potential investors; assisting in structuring any transactions involving the sale of Moveaction’s securities; pre-screening of potential investors; due diligence activities; and providing advice relating to valuation of or financial advisability of any investments in Moveaction.

Pursuant to the terms of the Consulting Agreement, Moveaction agreed to compensate the Company as follows in return for the provision of Services during the initial term of nine months:

(a)	$460,000, to be paid as follows: (i) $180,000 on March 31, 2022; (ii) $140,000 on the three-month anniversary of March 31, 2022; and (iii) $140,000 on the six-month anniversary of March 31, 2022; and

(b)	Issuance by Moveaction to the Company of a warrant (the “Moveaction Warrant”) to acquire shares of Moveaction capital stock.

During any Renewal Term (as defined below), Moveaction will compensate the Company for Services at the rate of $150 per hour.

The Moveaction Consulting Agreement has an initial term of nine months, which will automatically renew for additional nine month period (each, a “Renewal Term”) unless either party provides at least 30 days’ prior notice.

As provided in the Moveaction Consulting Agreement, on the Effective Date, Moveaction issued to the Company the Moveaction Warrant. Pursuant to the terms of the Moveaction Warrant, the Company may, at any time on or after the date that Moveaction completes its first initial public offering of stock in the United States resulting in any class of Moveaction’s stock being listed for trading on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American (the “IPO Date”) and on or prior to the close of business on the tenth anniversary of the IPO Date, exercise the Moveaction Warrant to purchase eight shares of Moveaction common stock for an exercise price per share of $0.01, subject to adjustment as provided in the Moveaction Warrant. The Warrant contains a 9.99% equity blocker.

A.L.I. Consulting Agreement

On April 13, 2022, the Company entered into a Consulting and Services Agreement (the “ALI Consulting Agreement”) by and between the Company and A.L.I. Technologies Inc. (“ALI”). Pursuant to the terms of the ALI Consulting Agreement, the Company agreed to provide consultant services to assist ALI to exposure to the US stock market.

Pursuant to the terms of the ALI Consulting Agreement, the parties agreed that the Company will provide the following services, among others: negotiation of the sale of ALI’s securities; participation in discussions between ALI and potential investors; assisting in structuring any transactions involving the sale of ALI’s securities; pre-screening of potential investors; due diligence activities; providing advice relating to valuation of or financial advisability of any investments in ALI.

Pursuant to the terms of the ALI Consulting Agreement, ALI agreed to compensate the Company as follows in return for the provision of Services during the six-month term (the “Term”):

(a)	$400,000, to be paid as follows: (i) $200,000 on April 13, 2022; (ii) $100,000 on the three-month anniversary of April 13, 2022; and (iii) $100,000 on the six-month anniversary of April 13, 2022; and
(b)	Issuance by ALI to the Company of a warrant (the “ALI Warrant”) to acquire a number of shares of capital stock of ALI, to initially be equal to 1% of the fully diluted share capital of ALI as of April 13, 2022, subject to adjustment as set forth in the ALI Warrant.

For any services performed by the Company beyond the Term, ALI will compensate the Company for Services at the rate of $150 per hour.

The ALI Consulting Agreement has a term of six months, which shall expire unless renewed upon mutual written agreement of the parties.

As provided in the ALI Consulting Agreement, on April 13, 2022, ALI issued to the Company the ALI Warrant. Pursuant to the terms of the ALI Warrant, the Company may, at any time on or after the IPO Date and on or prior to the close of business on the tenth anniversary of the IPO Date, exercise the ALI Warrant to purchase 1% of the fully diluted share capital of ALI as of April 13, 2022 for an exercise price per share of $0.01, subject to adjustment as provided in the ALI Warrant. The number of shares for which the ALI Warrant will be exercisable will be automatically adjusted on the IPO Date to be 1% of the fully diluted number and class of shares of capital stock of ALI as of the IPO Date that are listed for trading. The Warrant contains a 9.99% equity blocker.

Going forward, we expect that we will offer services substantially similar to the Services to other third parties, as well.

Financial Overview

For the three months ended March 31, 2022 and 2021, we generated revenues of $2,276,001 and $2,110,309, respectively, and reported net losses of $1,578,451 and $188,237, respectively, and cash out flow used in operating activities of $2,393,853 and $850,812, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2022, we had an accumulated deficit of $5,474,564.

Results of Operations

Comparison of Results of Operations for the Three Months ended March 31, 2022 and 2021

The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended March 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Three Months ended March 31,
	2022		2021		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

REVENUES	$2,276,001	100.0%	$2,110,309	100.0%	$165,692	7.9%
COST OF REVENUES	1,055,356	46.4%	1,407,632	66.7%	(352,276)	-25.0%
GROSS PROFIT	1,220,645	53.6%	702,677	33.3%	517,968	73.7%

Operating expenses
Selling expenses	205,918	9.0%	46,341	2.2%	159,577	344.4%
General and administrative expenses	2,468,933	108.5%	762,748	36.1%	1,706,185	233.7%
Research and development expenses	108,259	4.8%	52,146	2.5%	56,113	107.6%
Total operating expenses	2,783,110	122.3%	861,235	40.8%	1,921,875	223.2%

Loss from operations	(1,562,465)	-68.7%	(158,558)	-7.5%	(1,403,907)	885.4%

Other expenses	(16,802)	-0.7%	(21,990)	-1.0%	5,188	-23.6%

Loss before income tax provision	(1,579,267)	-69.4%	(180,548)	-8.5%	(1,398,719)	774.7%

Income tax expense (benefit)	(816)	0.0%	7,689	0.4%	(8,505)	-110.6%

Net loss	(1,578,451)	-69.4%	(188,237)	-8.9%	(1,390,214)	738.5%

Less: net loss attributable to non-controlling interest	-	-%	(4,988)	-0.2%	4,988	-100.0%

NET LOSS ATTRIBUTABLE TO HEARTCORE ENTERPRISES, INC.	$(1,578,451)	-69.4%	$(183,249)	-8.7%	$(1,395,202)	761.4%

	For the Three Months ended March 31,
	2022		2021		Variance
		% of		% of
	Amount	total revenue	Amount	total revenue	Amount	% of

Revenues
Revenue from on-premise software	$801,601	35.2%	$249,608	11.8%	$551,993	221.1%
Revenue from maintenance and support services	845,339	37.1%	942,215	44.7%	(96,876)	-10.3%
Revenue from software as a service (“SaaS”)	126,654	5.6%	151,808	7.2%	(25,154)	-16.6%
Revenue from software development and other miscellaneous services	502,407	22.1%	766,678	36.3%	(264,271)	-34.5%
Total revenue	2,276,001	100.0%	2,110,309	100.0%	165,692	7.9%

Cost of Revenue
Costs of on-premise software	220,432	9.7%	282,252	13.4%	(61,820)	-21.9%
Costs of maintenance and support services	308,286	13.6%	331,817	15.7%	(23,531)	-7.1%
Costs of software as a service (“SaaS”)	70,924	3.1%	115,541	5.5%	(44,617)	-38.6%
Costs of software development and other miscellaneous services	455,714	20.0%	678,022	32.1%	(222,308)	-32.8%
Total cost of revenue	1,055,356	46.4%	1,407,632	66.7%	(352,276)	-25.0%

Gross Profit
On-premise software	581,169	25.5%	(32,644)	-1.5%	613,813	-1,880.3%
Maintenance and support services	537,053	23.6%	610,398	28.9%	(73,345)	-12.0%
Software as a service (“SaaS”)	55,730	2.4%	36,267	1.7%	19,463	53.7%
Software development and other miscellaneous services	46,693	2.1%	88,656	4.2%	(41,963)	-47.3%
Total gross profit	$1,220,645	53.6%	$702,677	33.3%	$517,968	73.7%

Revenues

Our total revenues increased by $165,692, or 7.9%, to $2,276,001 for the three months ended March 31, 2022 from $2,110,309 for the three months ended March 31, 2021. The increase in our revenues was attributable to the following reasons:

(i)	the revenues from sales of on-premise software increased by $551,993, or 221.1%, to $801,601 for the three months ended March 31, 2022 from $249,608 for the three months ended March 31, 2021, mainly attributable to the increased sales volume of 15 in CMS licenses;

(ii)	Offset by the revenues from maintenance and support services decreased by $96,876, or 10.3%, to $845,339 for the three months ended March 31, 2022 from $942,215 for the three months ended March 31, 2021, mainly attributable to the depreciation of Japanese Yen, without which, the sales would have slightly decreased by $15,301, or 1.5%.

(iii)	Offset by the decrease of $264,271, or 34.5% in our revenue from software development and other service, to $502,407 in the three months ended March 31, 2022 from $766,678 in the three months ended March 31, 2021. An important customer who contributed $229,035 to our revenue in the three months ended March 31, 2021, was finished in the prior year and accordingly generated no revenue in the current period

Cost of Revenues

Our total costs of revenues decreased by $352,276, or 25.0%, to $1,055,356 for the three months ended March 31, 2022 from $1,407,632 for the three months ended March 31, 2021. The decrease in our costs was attributable to the following reasons:

(i)	the costs of on-premises software decreased by $61,820, or 21.9%, to $220,432 for the three months ended March 31, 2022 from $282,252 for the three months ended March 31, 2021. In addition to the depreciation of the yen, CMS license costs were fixed monthly and not proportional to sales. On the other hand, the sales deceased in the three months ended March 31, 2022 for process mining products, the costs of which were proportional to sales, resulting in a decrease in cost of sales.

(ii)	the costs of SaaS decreased by $44,617, or 38.6%, to $70,924 for the three months ended March 31, 2022 from $115,541 for the three months ended March 31, 2021. There were specialized supporting employees and subcontractors for CXM Cloud (SaaS) in the first quarter of 2021. As the product entered into a mature phase and operations became stable in 2022, specialized supporting employees and subcontractors were no longer needed, and the costs decreased accordingly.

(iii)	the costs of software development and other miscellaneous services decreased by $222,308, or 32.8%, to $455,714 for the three months ended March 31, 2022 from $678,022 for the three months ended March 31, 2021. As mentioned above, we incurred development costs for the product sold to the important customer in the first quarter 2021, and we incurred no such costs in 2022 because the project development completed in 2021.

Gross Profit

Our total gross profit increased by $517,968, or 73.7%, to $1,220,645 for the three months ended March 31, 2022 from $702,677 for the three months ended March 31, 2021. The increase in our gross profit was attributable to the gross profit from sales of on-premises software increased by $613,813, or -1,880.3% from -$32,644 for the three months ended March 31, 2021 to $581,169 for the three months ended March 31, 2022, primarily due to the increased sales in CMS licenses, the costs of which is not proportional to sales, but fixed monthly.

For the reasons discussed above, our overall gross profit margin increased by 20.3% to 53.6% in the three months ended March 31, 2022 from 33.3% in the three months ended March 31, 2021.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended March 31, 2022 and 2021:

	For the Three Months ended March 31,
	2022		2021		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

Total revenues	$2,276,001	100.0%	$2,110,309	100.0%	$165,692	7.9%
Operating expenses
Selling expenses	205,918	9.0%	46,341	2.2%	159,577	344.4%
General and administrative expenses	2,468,933	108.5%	762,748	36.1%	1,706,185	223.7%
Research and development expenses	108,259	4.8%	52,146	2.5%	56,113	107.6%
Total operating expenses	$2,783,110	122.3%	$861,235	40.8%	$1,921,875	223.2%

Selling Expenses

Our selling expenses primarily include advertising expenses, sales commissions, and sales promotion expenses.

Our selling expenses increased by $159,577, or 344.4%, to $205,918 in the three months ended March 31, 2022 from $46,341 in the three months ended March 31, 2021, primarily attributable to an increase in advertising expenses by $157,270, or 527.8%, to 187,070 in the three months ended March 31, 2022 from $29,800 in the three months ended March 31, 2021. The U.S. parent company launched advertising activities to increase its visibility in the U.S. after the Company going public in the U.S.

As a percentage of revenues, our selling expenses accounted for 9.0% and 2.2% of our total revenue for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting and professional service fees incurred for company reorganization and going public, depreciation and amortization expenses, rental expenses, office, utility and other expenses, listing-related expenses, travel and entertainment expenses, and share-based compensation expense.

Our general and administrative expenses increased by $1,706,185 or 223.7%, to $2,468,933 in the three months ended March 31, 2022 from $762,748 in the three months ended March 31, 2021, primarily attributable to (i) our office, utility and other expenses increased by $121,627 or 149.0%, to $203,257 in the three months ended March 31, 2022 from $81,630 in the three months ended March 31, 2021, primarily due to the increase in the U.S. parent company’s office expenses, and D&O indemnity insurance premiums of the parent company; (ii) our consulting and professional fees increased by $412,713 or 399.3%, to $516,072 in the three months ended March 31, 2022 from $103,359 in the three months ended March 31, 2021, primarily due to the increase in consulting and legal fees related to going public; (iii) an increase in listing-related expenses of $283,468, or 100%, as compared the prior period; (iv) an increase in salaries and welfare by $384,388, or 79.8%, to $866,207 in the three months ended March 31, 2022 from $481,819 in the three months ended March 31, 2021, primarily due to the salaries paid to the parent company’s newly hired U.S. employees. In addition, the company paid approximately $150,000 in executive bonuses in the first quarter 2022; (v) an increase in share-based compensation of $422,164, or 100%, to $422,164 in the three months ended March 31, 2022 from nil in the three months ended March 31, 2021, primarily due to the amortization of fair value of stock options and restricted stock units granted.

The overall increase in our general and administrative expenses in three months ended March 31, 2021 as compared to the three months ended March 31, 2020 reflected the above-mentioned factors combined. As a percentage of revenues, general and administrative expenses were 108.5% and 36.1% of our revenue for the three months ended March 31, 2022 and 2021, respectively.

Research and development expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

Our research and development expenses increased by $56,113 or 107.6%, to $108,259 in the three months ended March 31, 2022 from $52,146 in the three months ended March 31, 2021, primarily attributable to an increase in outsourcing expenses by $57,302, or 126.1%, to $102,750 in the three months ended March 31, 2022 from $45,448 in the three months ended March 31, 2021, as we outsourced certain development activities for more efficiency and experience, relating to CMS UI renewal and PIM/DAM large-scale development starting in September 2021.

The overall increase in our research and development expenses in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 reflected the above-mentioned factors combined. As a percentage of revenues, research and development expenses were 4.8% and 2.5% of our revenue for the three months ended March 31, 2022 and 2021, respectively.

Other Expenses, net

Our other income (expenses) primarily includes interest income generated from bank deposits and loans to related-parties, interest expenses for bank loans, bonds, and leases, other incomes, and other expenses. Total other expenses, net, decreased by $5,188 or 23.6%, from $21,990 in the three months ended March 31, 2021 to $16,802 in the three months ended March 31, 2022.

Provision for Income Taxes

Our income taxes benefit was $816 in the three months ended March 31, 2022, as compared to the income taxes provision of $7,689 in the three months ended March 31, 2021, mainly due to the increased loss.

Net Loss

As a result of the foregoing, we reported a net loss of $1,578,451 for the three months ended March 31, 2022, representing a $1,390,214 or 738.5% increase from a net loss of $188,237 for the three months ended March 31, 2021.

Net loss attributable to non-controlling interest

We own 97.35% of the outstanding shares of the operation subsidiary, HeartCore Co, which located in Japan, as of March 31, 2021. Accordingly, we recorded net loss attributable to the non-controlling interest. The net loss attributable to non-controlling interest was $4,988 in the three months ended March 31, 2021.

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”), a non-controlling shareholder of HeartCore Japan, entered into a stock purchase agreement, pursuant to which the Company has agreed to purchase the 278 shares of HeartCore Japan held by Dentsu Digital in accordance with certain terms and conditions in the stock purchase agreement for JPY50,040,000 on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common shares, filed by the Company with the SEC or (ii) December 20, 2022.

On February 24, 2022, the Company purchased 278 shares of HeartCore Co from Dentsu Digital for JPY50,040,000 (approximately $435,500 when paid). As a result, HeartCore Co became a wholly owned subsidiary of the Company. Accordingly, we did not record non-controlling interest income in the three months ended March 31, 2022.

Net loss attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,578,451 for the three months ended March 31, 2022, representing a $1,395,202 or 761.4% increase from a net loss of $183,249 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had $13,913,886 in cash as compared to $3,136,839 as of December 31, 2021. As of March 31, 2022, our working capital was $12,526,450 as compared to $62,919 as of December 31, 2021. We also had $1,116,254 in accounts receivable as of March 31, 2022. Our accounts receivable primarily include balance due from customers for our on-premises software sold and services provided and accepted by customers.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,393,853)	$(850,812)
Net cash used in investing activities	(35,281)	(64,510)
Net cash provided by (used in) financing activities	13,284,474	(346,391)
Effect of exchange rate changes	(78,293)	(103,801)
Net change in cash and cash equivalents	10,777,047	(1,365,514)
Cash and cash equivalents, beginning of the period	3,136,839	3,058,175
Cash and cash equivalents, end of the period	$13,913,886	$1,692,661

Operating Activities

Net cash used in operating activities was $2,393,853 for the three months ended March 31, 2022, primarily consisting of the following:

●	Net loss of $1,578,451 for the three months ended March 31, 2022.
●	An increase in accounts receivable of $217,638. The increase was primarily due to the increase in our sales in the current period. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	An increase in prepaid expense of $488,970, primarily due to the increase in the prepayment to an IR provider of $400,000.
●	A decreased in account payable and accrued expenses of $79,982, primarily attributable to the payoff the accrued expenses related to the IPO.
●	A decrease of deferred revenue of $295,176, primarily due to the completion of software development project.
●	Offset by share-based compensation of $422,164.

Net cash used in operating activities was $850,812 for the three months ended March 31, 2021, primarily consisting of the following:

●	Net loss of $188,237 for the three months ended March 31, 2021.
●	An increase in accounts receivable of $458,314. The increase was primarily due to our increased sales in the three months ended March 31, 2021. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	An increase in prepaid expense of $186,462, primarily due to the increase in the prepayments to software venders.
●	A decrease of deferred revenue of $233,170, primarily due to the completion of software development project.
●	A decrease of income tax payable of 159,991, primarily due to the decreased taxable income.
●	Offset by an increase in accounts payable and accrued expenses of $319,323, primarily due to the increase in the accrued expense related to the IPO.

Investing Activities

Net cash used in investing activities amounted to $35,281 for the three months ended March 31, 2022, and primarily included the purchase of fixed assets of $18,903, and the loans provided to related parties of $25,480.

Net cash used in investing activities amounted to $64,510 for the three months ended March 31, 2021, and primarily included the purchase of fixed assets of $4,239, and the loans provided to related parties of $60,271.

Financing Activities

Net cash provided by financing activities amounted to $13,284,474 for the three months ended March 31, 2022, primarily consisting of total proceeds of $13,823,126 from the initial public offering and issuance of common shares prior to the initial public offering, and offset by payment for mandatorily redeemable financial interest of $430,489.

Net cash used in financing activities amounted to $346,391 for the three months ended March 31, 2021, primarily consisting of repayment of long-term debts of $328,799 and payments for finance leases of $16,172.

Contractual Obligations

Lease commitment

The Company’s subsidiary, HeartCore Co., Ltd. entered into two leases for its office space and parking lot, which were classified as operating leases. HeartCore Co., Ltd. also entered into two leases for office equipment and a lease for a vehicle, and these leases were classified as finance leases.

As of March 31, 2022, future minimum lease payments under the non-cancellable lease agreements are as follows:

Year ending December 31,	Finance lease	Operating lease
Remaining of 2022	$22,755	$255,580
2023	20,947	340,773
2024	308	340,773
2025	-	340,773
2026	-	340,773
Thereafter	-	1,743,870
Total lease payments	44,010	3,362,542
Less: imputed interest	(313)	(217,181)
Total lease liabilities	43,697	3,145,361
Less: current portion	29,272	313,737
Non-current lease liabilities	$14,425	$2,831,624

Long Term Debt

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions.

As of March 31, 2022, future minimum loan payments are as follows:

Year ending December 31,	Loan
Payment
Remaining of 2022	$569,006
2023	767,586
2024	475,901
2025	273,036
2026	248,436
Thereafter	203,859
Total	$2,537,824

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. These financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed herein reflect the more significant judgments and estimates used in preparation of our unaudited consolidated financial statements.

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

The Company currently generates its revenue from the following main sources:

Revenue from On-Premise Software

Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. The Company provides on-premise software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenue from on-premise licenses is recognized upfront at the point in time when the software is made available to the customer. Licenses for on-premise software are typically sold to the customer with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling prices (“SSP”) of on-premise software and maintenance and support service. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premise software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the three months ended March 31, 2022 and 2021 that were included in the opening deferred revenues balance was approximately $0.8 million and $0.9 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1†	Employment Agreement, dated February 9, 2022, between the Company and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

10.2†	Employment Agreement, dated February 9, 2022, between the Company and Kimio Hosaka (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

10.3†	Employment Agreement, dated February 9, 2022, between the Company and Keisuke Kuno (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

10.4†	Employment Agreement, dated February 9, 2022, between the Company and Qizhi Gao (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

10.5†	Employment Agreement, dated February 9, 2022, between the Company and Hidekazu Miyata (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

Exhibit Number	Description of Document

10.6†	Form of Independent Director Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).

10.7†	Form of Indemnification Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).

10.8†	Consulting and Services Agreement, dated as of March 31, 2022, by and between the registrant and Moveaction Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).

10.9†	Common Stock Purchase Warrant issued by Moveaction Co., Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: May 16, 2022	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: May 16, 2022	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

