Form 10-Q
period 2022-06-30
HeartCore Enterprises, Inc.
filed 2022-08-12
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, there were 17,789,216 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,463,179	$3,136,839
Accounts receivable, net	1,119,990	960,964
Prepaid expenses	852,270	444,405
Due from related party	46,639	50,559
Loan receivable from employee	-	8,341
Other current assets	23,304	15,654
Total current assets	14,505,382	4,616,762

Non-current assets:
Property and equipment, net	211,180	261,414
Operating lease right-of-use assets	2,677,171	3,319,749
Deferred tax assets	239,176	297,990
Security deposits	235,274	278,237
Long-term loan receivable from related party	260,592	335,756
Loan receivable from employee, non-current	-	4,518
Other non-current assets	4,012	8,737
Total non-current assets	3,627,405	4,506,401

Total assets	$18,132,787	$9,123,163

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$818,222	$646,425
Accrued payroll and other employee costs	364,123	255,082
Due to related party	5,857	1,110
Current portion of long-term debts	733,235	849,995
Insurance premium financing	220,583	-
Operating lease liabilities, current	280,789	332,277
Finance lease liabilities, current	20,717	37,459
Income tax payables	1,322	10,919
Deferred revenue	1,991,090	1,690,917
Mandatorily redeemable financial interest	-	447,986
Other current liabilities	65,547	281,673
Total current liabilities	4,501,485	4,553,843

Non-current liabilities:
Long-term debts	1,367,101	1,871,580
Operating lease liabilities, non-current	2,467,546	3,076,204
Finance lease liabilities, non-current	9,279	23,861
Other non-current liabilities	132,648	156,627
Total non-current liabilities	3,976,574	5,128,272

Total liabilities:	8,478,059	9,682,115

Shareholders’ equity (deficit):
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 18,999,276 and 15,819,943 shares issued; 18,440,467 and 15,546,454 shares outstanding as of June 30, 2022 and December 31, 2021, respectively)	1,899	1,554
Additional paid-in capital	17,883,555	3,350,779
Treasury shares, at cost (558,809 and 0 shares as of June 30, 2022 and December 31, 2021, respectively)	(1,336,762)	-
Accumulated deficit	(7,178,205)	(3,896,113)
Accumulated other comprehensive income (loss)	284,241	(15,172)
Total shareholders’ equity (deficit)	9,654,728	(558,952)

Total liabilities and shareholders’ equity (deficit)	$18,132,787	$9,123,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,670,297	$2,865,192	$4,946,298	$4,975,501

Cost of revenues	1,337,296	1,175,387	2,392,652	2,583,019

Gross profit	1,333,001	1,689,805	2,553,646	2,392,482

Operating expenses:
Selling expenses	728,836	101,124	934,754	147,465
General and administrative expenses	1,850,315	1,020,842	4,319,248	1,783,590
Research and development expenses	417,228	80,025	525,487	132,171

Total operating expenses	2,996,379	1,201,991	5,779,489	2,063,226

Income (loss) from operations	(1,663,378)	487,814	(3,225,843)	329,256

Other income (expenses):
Interest income	9,091	3,726	10,549	3,848
Interest expense	(17,590)	(12,404)	(28,861)	(23,232)
Other income	8,777	14,207	25,450	15,195
Other expenses	(31,562)	(5,403)	(55,224)	(17,675)
Total other income (expenses)	(31,284)	126	(48,086)	(21,864)

Income (loss) before income tax provision	(1,694,662)	487,940	(3,273,929)	307,392

Income tax expense	8,979	76,226	8,163	83,915

Net income (loss)	(1,703,641)	411,714	(3,282,092)	223,477

Less: net income attributable to non-controlling interest	-	10,924	-	5,936

Net income (loss) attributable to HeartCore Enterprises, Inc.	$(1,703,641)	$400,790	$(3,282,092)	$217,541

Other comprehensive income (loss):
Foreign currency translation adjustment	219,360	(13,848)	299,413	83,674

Total comprehensive income (loss)	(1,484,281)	397,866	(2,982,679)	307,151
Less: comprehensive income attributable to non-controlling interest	-	10,557	-	8,153
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$(1,484,281)	$387,309	$(2,982,679)	$298,998

Net earnings (loss) per common share attributable to HeartCore Enterprises, Inc.*
Basic	$(0.09)	$0.03	$(0.18)	$0.01
Diluted	$(0.09)	$0.03	$(0.18)	$0.01
Weighted average common shares outstanding*
Basic	18,936,829	15,242,454	18,105,698	15,242,454
Diluted	18,936,829	15,515,943	18,105,698	15,515,943

*	Retrospectively restated for effect of share issuances on July 16, 2021.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common shares*		Additional		Accumulated other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of shares	Amount	paid-in capital*	Accumulated deficit	comprehensive loss	shareholders’ deficit	controlling interest	shareholders’ deficit
Balance, December 31, 2020*	15,242,454	$1,524	$2,735,315	$(3,557,957)	$(136,890)	$(958,008)	$353,825	$(604,183)
Net loss	-	-	-	(183,249)	-	(183,249)	(4,988)	(188,237)
Foreign currency translation adjustment	-	-	-	-	94,938	94,938	2,584	97,522
Balance, March 31, 2021*	15,242,454	1,524	2,735,315	(3,741,206)	(41,952)	(1,046,319)	351,421	(694,898)
Net income	-	-	-	400,790	-	400,790	10,924	411,714
Foreign currency translation adjustment	-	-	-	-	(13,481)	(13,481)	(367)	(13,848)
Balance, June 30, 2021*	15,242,454	$1,524	$2,735,315	$(3,340,416)	$(55,433)	$(659,010)	$361,978	$(297,032)

*	Retrospectively restated for effect of share issuances on July 16, 2021.

	Common shares		Additional	Treasury shares			Accumulated other	Total shareholders’
	Number of shares	Amount	paid-in capital	Number of shares	Amount	Accumulated deficit	comprehensive income (loss)	equity (deficit)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	-	$-	$(3,896,113)	$(15,172)	$(558,952)
Net loss	-	-	-	-	-	(1,578,451)	-	(1,578,451)
Foreign currency translation adjustment	-	-	-	-	-	-	80,053	80,053
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	-	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	-	-	16
Share-based compensation	-	-	422,164	-	-	-	-	422,164
Balance, March 31, 2022	18,915,943	1,891	17,416,901	-	-	(5,474,564)	64,881	12,009,109
Net loss	-	-	-	-	-	(1,703,641)	-	(1,703,641)
Foreign currency translation adjustment	-	-	-	-	-	-	219,360	219,360
Share-based compensation	83,333	8	466,654	-	-	-	-	466,662
Repurchase of common shares	-	-	-	(558,809)	(1,336,762)	-	-	(1,336,762)
Balance, June 30, 2022	18,999,276	$1,899	$17,883,555	$(558,809)	$(1,336,762)	$(7,178,205)	$284,241	$9,654,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,282,092)	$223,477
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expenses	46,688	55,458
Amortization of debt issuance costs	2,768	3,923
Non-cash lease expense	143,845	171,935
Deferred income taxes	14,167	96,517
Share-based compensation	888,826	-

Changes in assets and liabilities:
Accounts receivable, net	(344,779)	(570,886)
Prepaid expenses	(266,030)	(282,508)
Other assets	(5,516)	(46,074)
Accounts payable and accrued expenses	281,567	128,308
Accrued payroll and other employee costs	175,246	105,120
Due to related party	5,448	-
Operating lease liabilities	(148,125)	(176,913)
Finance lease liabilities	(288)	(689)
Income tax payables	(8,756)	5,487
Deferred revenue	596,762	621,707
Other liabilities	(193,598)	13,049

Net cash flows provided by (used in) operating activities	(2,093,867)	347,911

Cash flows from investing activities:
Purchases of property and equipment	(30,963)	(19,894)
Advance and loan provided to related parties	-	(83,798)
Repayment of loan provided to related party	21,508	-

Net cash flows used in investing activities	(9,455)	(103,692)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	13,602,554	-
Proceeds from issuance of common shares prior to initial public offering	220,572	-
Repurchase of common shares	(1,336,762)	-
Payments for finance leases	(24,189)	(29,561)
Proceeds from long-term debt	258,087	-
Repayment of long-term debts	(469,166)	(503,230)
Repayment of insurance premium financing	(167,955)	-
Payments for debt issuance costs	(1,030)	(1,420)
Payment for mandatorily redeemable financial interest	(430,489)	-

Net cash flows provided by (used in) financing activities	11,651,622	(534,211)

Effect of exchange rate changes	(221,960)	(149,784)

Net change in cash and cash equivalents	9,326,340	(439,776)

Cash and cash equivalents - beginning of the period	3,136,839	3,058,175

Cash and cash equivalents - end of the period	$12,463,179	$2,618,399

Supplemental cash flow disclosure:
Interest paid	$28,025	$20,635
Income taxes paid	$3,013	$9,047

Non-cash investing and financing transactions

Payroll withheld as repayment of loan receivable from employees	$12,034	$7,240
Expense paid by related party on behalf of the Company	$-	$39,679
Liabilities assumed in connection with purchase of property and equipment	$9,676	$-
Share repurchase liability settled by issuance of common shares	$16	$-
Deferred offering costs recognized against the proceeds from the offering	$178,847	$-
Insurance premium financing	$388,538	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

	June 30,	December 31,
	2022	2021
Beginning balance	$155,666	$173,043
Accretion expense	242	730
Foreign currency translation adjustment	(23,260)	(18,107)
Ending balance	$132,648	$155,666

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

In the six months ended June 30, 2022 and 2021, software development costs expensed as incurred amounted to $525,487 and $132,171, respectively. These software development costs were included in the research and development expenses.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the six months ended June 30, 2022 and 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2022	June 30, 2021
Current JPY: US$1 exchange rate	136.11	110.74
Average JPY: US$1 exchange rate	122.98	107.74

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales is calculated at 10% of gross sales.

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

Revenue from Software Development and other Miscellaneous Services

The Company provides customers with software development and support service pursuant to their specific requirements, which primarily compose of consulting, integration, training, custom application, and workflow development. The Company also provides other miscellaneous services, such as 3D Space photography. The Company generally recognizes revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

Revenue from Consulting Service

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents and supporting the listing process. Revenues from consulting services are recognized over time as such services are performed. The consulting service contracts are generally less than one year in length.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the six months ended June 30, 2022 and 2021 that were included in the opening deferred revenues balance was approximately $1.1 million and $1.2 million, respectively.

Disaggregation of Revenue

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues by type for the three and six months ended June 30, 2022 and 2021 is as following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue from On-Premise Software	$716,532	$1,132,608	$1,518,133	$1,382,216
Revenue from Maintenance and Support Service	727,277	890,552	1,572,616	1,832,767
Revenue from Software as a Service (“SaaS”)	103,250	139,712	229,904	291,520
Revenue from Software Development and other Miscellaneous Services	674,883	702,320	1,177,290	1,468,998
Revenue from Consulting Service	448,355	-	448,355	-
Total Revenue	$2,670,297	$2,865,192	$4,946,298	$4,975,501

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue from Customer Experience Management Platform	$1,831,166	$2,397,068	$3,586,219	$4,011,424
Revenue from Process Mining	118,320	148,894	384,808	405,678
Revenue from Robotic Process Automation	149,031	192,569	247,417	299,248
Revenue from Task Mining	98,558	76,807	185,435	132,606
Revenue from Consulting Service	448,355	-	448,355	-
Revenue from Others	24,867	49,854	94,064	126,545
Total Revenue	$2,670,297	$2,865,192	$4,946,298	$4,975,501

As of June 30, 2022 and 2021, and for the period then ended, all long-lived assets and the predominant portion of the revenue generated are attributed to the Company’s operation in Japan.

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

For the six months ended June 30, 2022, customer A and B represents 12.9% and 10.4%, respectively, of the Company’s total revenues. For the six months ended June 30, 2021, customer B and C represents 11.5% and 12.7%, respectively, of the Company’s total revenues.

For the six months ended June 30, 2022, vendor A and B represents 44.5% and 29.8%, respectively, of the Company’s total purchases. For the six months ended June 30, 2021, vendor A, B, and C represents 40.2%, 36.3%, and 14.1%, respectively, of the Company’s total purchases.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	June 30,	December 31,
	2022	2021
Accounts receivable	$1,119,990	$960,964
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,119,990	$960,964

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2022	2021
Prepayments to software vendors	$151,852	$157,060
Prepaid selling expenses	262,417	-
Prepaid subscription fees	48,077	53,413
Deferred offering expenses	-	180,630
Prepaid insurance premium	329,709	18,252
Others	60,215	35,050
Total	$852,270	$444,405

Deferred offering expenses, consisting of legal fees and road show expenses relating to the Company’s planned initial public offering, are capitalized and recorded on the balance sheet. The deferred offering expenses were reclassified to shareholders’ equity and recorded against the proceeds received upon the closing of our initial public offering on February 14, 2022.

NOTE 5 — RELATED PARTY TRANSACTIONS

As of June 30, 2022 and December 31, 2021, the Company has a due to related party balance of $5,885 and $1,110, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2022, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $5,448. During the six months ended June 30, 2021, the Company advanced $26,603 to this related party, and the related party paid expenses of $25,482 on behalf of the Company.

As of June 30, 2022 and December 31, 2021, the Company has a loan receivable balance of $307,231 and $386,315, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the six months ended June 30, 2022 and 2021, the Company loaned nil and $57,195, respectively, to this related party, and the related party paid expenses of nil and $14,197, respectively, on behalf of the Company. During the six months ended June 30, 2022 and 2021, the Company received repayments of $21,508 and nil, respectively, from this related party.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. During the six months ended June 30, 2021, the Company has revenue from this related party of $146,083 from software sales and incurred cost with this related party of $338,029 for software development services provided. As of June 30, 2021, the Company has deferred revenue with this related party of $57,593. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which, it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021
Leasehold improvement	$279,549	$320,257
Machinery and equipment	290,884	316,126
Vehicle	102,515	121,235
Software	156,964	185,627
Subtotal	829,912	943,245
Accumulated depreciation	(618,732)	(681,831)
Property and equipment, net	$211,180	$261,414

Depreciation expense was $46,688 and $55,458 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 — LEASES

The Company has entered into two leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $28,487 and $57,167 are included in property and equipment as of June 30, 2022 and December 31, 2021, respectively.

The components of lease costs are as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Finance lease costs
Amortization of right-of-use assets	$21,972	$26,883
Interest on lease liabilities	288	689
Total finance lease costs	22,260	27,572
Operating lease costs	164,513	199,318
Total lease costs	$186,773	$226,890

The following table presents supplemental information related to the Company’s leases:

	For the Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$288	$689
Operating cash flows from operating leases	168,793	204,296
Financing cash flows from finance leases	24,189	29,561

Weighted average remaining lease term (years)
Finance leases	1.3	1.9
Operating leases	9.6	10.6

Weighted-average discount rate: (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.32%	1.32%

As of June 30, 2022, the future maturity of lease liabilities is as follows:

Year ending December 31,	Finance leases	Operating leases
Remaining of 2022	$11,140	$152,511
2023	18,750	305,021
2024	276	305,021
2025	-	305,021
2026	-	305,021
Thereafter	-	1,560,912
Total lease payments	30,166	2,933,507
Less: imputed interest	(170)	(185,172)
Total lease liabilities	29,996	2,748,335
Less: current portion	20,717	280,789
Non-current lease liabilities	$9,279	$2,467,546

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $235,274 and $278,237 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 8 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed (JPY)		Loan Duration	Annual Interest Rate	Balance as of June 30, 2022	Balance as of December 31, 2021
Bond payable
Corporate bond issued through Resona Bank	100,000,000	(a)(b)	1/10/2019—1/10/2024	0.430%	$293,880	$434,431
Loans with banks and other financial institutions
Resona Bank, Limited.	30,000,000	(a)	12/29/2017—12/30/2022	1.475%	22,041	56,476
Resona Bank, Limited.	50,000,000	(a)(b)	12/29/2017—12/29/2024	0.675%	131,291	191,454
Resona Bank, Limited.	10,000,000	(a)(b)	9/30/2020—9/30/2027	0.000%	55,110	72,411
Resona Bank, Limited.	40,000,000	(a)(b)	9/30//2020—9/30/2027	0.000%	220,439	289,644
Resona Bank, Limited.	20,000,000	(a)(b)	11/13/2020—10/31/2027	1.600%	111,968	146,890
Sumitomo Mitsui Banking Corporation	100,000,000		12/28/2018—12/28/2023	1.475%	220,307	361,925
Sumitomo Mitsui Banking Corporation	10,000,000	(b)	12/30/2019—12/30/2026	1.975%	47,241	63,105
The Shoko Chukin Bank, Ltd.	30,000,000		9/28/2018—8/31/2023	1.200%	51,796	92,273
The Shoko Chukin Bank, Ltd.	50,000,000		7/27/2020—6/30/2027	1.290%	265,961	351,020
Japan Finance Corporation	40,000,000		12/15/2017—11/30/2022	0.300%	28,066	73,940
Japan Finance Corporation	80,000,000		11/17/2020—11/30/2027	0.210%	460,804	603,339
Higashi-Nippon Bank	30,000,000	(a)	3/31/2022—3/31/2025	1.400%	201,896	-
Aggregate outstanding principal balances					2,110,800	2,736,908
Less: unamortized debt issuance costs					(10,464)	(15,333)
Less: current portion					(733,235)	(849,995)
Non-current portion					$1,367,101	$1,871,580

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.

In March 2022, the Company entered into a loan agreement with Higashi-Nippon Bank with a term of three years payable monthly. The loan is guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.

Interest expense for long-term debts was $14,676 and $23,232 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, future minimum loan payments are as follows:

Year ending December 31,	Loan
Payment
Remaining of 2022	$348,542
2023	687,055
2024	425,972
2025	244,391
2026	222,372
Thereafter	182,468
Total	$2,110,800

NOTE 9 — INSURANCE PREMIUM FINANCING

In February 2022, the Company entered into an insurance premium financing agreement with BankDirect Capital Finance for $388,538 at an annual interest rate of 12.80% for nine months from February 1, 2022, payable in nine monthly installments of principal and interest. As of June 30, 2022, the balance of the insurance premium financing was $220,583. During the six months ended June 30, 2022, the interest incurred was $14,185.

NOTE 10 — INCOME TAXES

United States (U.S.)

HeartCore USA is a holding company registered in the State of Delaware incorporated in May 2021. The U.S. federal income tax rate is 21%. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the six months ended June 30, 2022 and 2021.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments and in the aggregate resulted in an effective statutory rate of approximately 30.62% for the six months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022 and 2021, the Company’s income tax expenses are as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Current	$(1,464)	$(7,117)
Deferred	9,627	91,032
Income tax expense	$8,163	$83,915

The effective tax rate was (0.25)% and 27.30% for the six months ended June 30, 2022 and 2021, respectively.

NOTE 11 – STOCK BASED COMPENSATION

Options

In May 2016, the Company granted 507 units stock options to its employees each to acquire one share of common shares of HeartCore Japan (an equivalent of approximately 1,494 shares of common shares of HeartCore USA) at JPY10 each (approximately $0.09). All options are exercisable upon issuance with a repurchase provision before the completion of the Company’s initial public offering, which serves as a vesting condition. All employees that were granted these stock options had early exercised their stock options in 2016 prior to the vesting of the related stock options. As of June 30, 2021, 324 units of the options were forfeited, and the CEO of the Company has repurchased and held the shares issued related to the early exercise of such stock options on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares (equivalent to 324 shares of common shares of HeartCore Japan) from the CEO of the Company.

The consideration received for the remaining early exercised options were recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheets with JPY1,830 (approximately $16) as of December 31, 2021. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding as of December 31, 2021. On February 14, 2022, the 183 units of stock options were vested upon the completion of the Company’s initial public offering and the Company recognized share-based compensation of $11,005 during the six months ended June 30, 2022. In the same period, the share repurchase liability of $16 was settled by issuance of 273,489 shares of common shares (equivalent to 183 shares of common shares of HeartCore Japan) from exercise of stock options.

The following summarized the Company’s stock options activity for the stock option issued in 2016 for the six months ended June 30, 2022 and 2021:

Number of stock options
Issued and unvested as of January 1, 2021	194
Forfeited	11
Issued and unvested as of June 30, 2021	183

Issued and unvested as of January 1, 2022	183
Vested and exercised	183
Exercisable as of June 30, 2022	-

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common shares at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on December 25, 2031.

The following table summarizes the share options activity and related information for the six months ended June 30, 2022:

	Number of Options/ Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2022	1,534,500	$2.5	9.99	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
As of June 30, 2022	1,534,500	$2.5	9.49	$-
Vested and exercisable as of June 30, 2022	-	-	-	-

Options granted historically were valued using the binomial model with the assistance of an independent valuation specialist. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three and six months ended June 30, 2022, share-based compensation related to the options totaled $284,938 and $577,750, respectively. For the three and six months ended June 30, 2021, share-based compensation related to the options was nil. The outstanding unamortized share-based compensation related to options was $1,608,803 (which will be recognized through December 2025) as of June 30, 2022.

Restricted Stock Units (“RSUs”)

The following table summarizes the RSUs activity for the six months ended June 30, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2022	-	$-
Granted	169,153	3.84
Vested	(83,333)	2.70
Forfeited	-	-
Unvested as of June 30, 2022	85,820	$4.95

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

For the three and six months ended June 30, 2022, the Company recognized RSU-related share-based compensation of $181,724 and $311,076, respectively. The outstanding unamortized share-based compensation related to RSUs was $338,732 (which will through February 2026) as of June 30, 2022.

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

On May 15, 2022, 83,333 shares of restricted shares were issued to a marketing company as compensation of services received (also see NOTE 11).

Share Repurchase Program

On June 1, 2022, the Board of Directors approved a share repurchase program (“2022 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $3.5 million of its outstanding common shares. The timing and amount of repurchases under the program are determined by the Company’s management based on its evaluation of market conditions and other factors. This program has no set termination date and may be suspended or discontinued by at any time.

During the period from June 1, 2022 through June 30, 2022, the Company repurchased 558,809 shares of common shares at an average price of $2.39 per share totaling approximately $1.3 million (including commissions) under the 2022 Share Repurchase Program. As of June 30, 2022, approximately $2.2 million remained available under the 2022 Share Repurchase Program.

As of June 30, 2022 and December 31, 2021, there were 18,999,276 and 15,819,943 shares, respectively, of common shares issued; and 18,440,467 and 15,546,454 shares, respectively, of common shares outstanding.

No preferred shares were issued and outstanding as of June 30, 2022 and December 31, 2021.

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

The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings (loss) per share – basic Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating earnings (loss) per common share — basic	$(1,703,641)	$400,790	$(3,282,092)	$217,541
Net income (loss) attributable to common shareholders	(1,703,641)	400,790	$(3,282,092)	$217,541
Denominator:
Weighted average number of common shares outstanding used in calculating basic earnings (loss) per share	18,936,829	15,242,454	18,105,698	15,242,454
Denominator used for earnings (loss) per share	18,936,829	15,242,454	18,105,698	15,242,454
Earnings (loss) per share — basic	$(0.09)	$0.03	$(0.18)	$0.01

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings (loss) per share – diluted Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating earnings (loss) per common share — diluted	$(1,703,641)	$400,790	$(3,282,092)	$217,541
Net income (loss) attributable to common shareholders	(1,703,641)	400,790	(3,282,092)	217,541
Denominator:
Weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share	18,936,829	15,242,454	18,105,698	15,242,454
Conversion of share repurchase liability to common shares*	-	273,489	-	273,489
Denominator used for earnings (loss) per share	18,936,829	15,515,943	18,105,698	15,515,943
Earnings (loss) per share — diluted	$(0.09)	$0.03	$(0.18)	$0.01

*	The share repurchase liability is related to the early exercised stock options that are issued and unvested as of June 30, 2021, see NOTE 11. Each option is convertible into one share of common stock of HeartCore Japan, which is an equivalent of approximately 1,494 shares of common shares of the Company.

For the three and six months ended June 30, 2022, the weighted average shares outstanding are the same for basic and diluted loss per share calculations, as the inclusion of common shares equivalents of 1,620,320 would have an anti-dilutive effect.

NOTE 15 - SUBSEQUENT EVENTS

During the period from July 1, 2022 through August 9, 2022, the Company paid approximately $1.9 million (including commissions) in connection with the repurchase of 651,251 shares of its common shares under the 2022 Share Repurchase Program. As of the filing date of this report, approximately $0.3 million remained available under the 2022 Share Repurchase Program.

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

We have made significant investments in our sales and marketing efforts globally. As of June 30, 2022, our sales and marketing organization was comprised of 16 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of June 30, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had a total of 877 customers in Japan.

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

Recent Developments

A.L.I. Consulting Agreement

On April 13, 2022, the Company entered into a Consulting and Services Agreement (the “ALI Consulting Agreement”) by and between the Company and A.L.I. Technologies Inc. (“ALI”). Pursuant to the terms of the ALI Consulting Agreement, the Company agreed to provide certain consulting services, including the following (collectively, the “Services”):

(i)	Assistance with the selection and negotiation of terms for a law firm, underwriter and auditing firm for ALI;
(ii)	Assisting in the preparation of documentation for internal controls required for an initial public offering or de-SPAC by ALI;
(iii)	Providing support services to remove problematic accounting accounts upon listing;
(iv)	Translation of requested documents into English;
(v)	Attend and, if requested by ALI, lead meetings with ALI’s management team and employees;
(vi)	Provide ALI with support services related to ALI’s NASDAQ listing;
(vii)	Conversion of accounting data from Japanese standards to US GAAP;
(viii)	Services to remove problematic accounting accounts upon listing;
(ix)	Support for the ALI’s negotiations with the audit firm;
(x)	Assist in the preparation of S-1 or S-4 filings;
(xi)	Creation of English language website; and
(xii)	Preparing an investor presentation/deck and executive summary of ALI’s business and operations.

In providing the Services, the Company will not perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the ALI Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of ALI’s securities; participation in discussions between ALI and potential investors; assisting in structuring any transactions involving the sale of ALI’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in ALI.

Pursuant to the terms of the ALI Consulting Agreement, ALI agreed to compensate the Company as follows in return for the provision of Services:

(a)	$400,000, to be paid as follows: (i) $200,000 on April 13, 2022; (ii) $100,000 on the three-month anniversary of April 13, 2022; and (iii) $100,000 on the six-month anniversary of April 13, 2022; and
(b)	Issuance by ALI to the Company of a warrant to acquire a number of shares of capital stock of ALI, to initially be equal to 1% of the fully diluted share capital of ALI as of April 13, 2022, subject to adjustment as set forth in the warrant.

The ALI Consulting Agreement has a term of six months, which shall expire unless renewed upon mutual written agreement of the parties. For any services performed by the Company beyond the initial term, ALI will compensate the Company for Services at the rate of $150 per hour.

As provided in the ALI Consulting Agreement, on April 13, 2022, ALI issued to the Company the warrant. Pursuant to the terms of the warrant, the Company may, at any time on or after the date that ALI completes its first initial public offering of stock in the United States resulting in any class of ALI’s stock being listed for trading on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American (the “IPO Date”) and on or prior to the close of business on the tenth anniversary of the IPO Date, exercise the warrant to purchase 1% of the fully diluted share capital of ALI as of April 13, 2022 for an exercise price per share of $0.01, subject to adjustment as provided in the warrant. The number of shares for which the warrant will be exercisable will be automatically adjusted on the IPO Date to be 1% of the fully diluted number and class of shares of capital stock of ALI as of the IPO Date that are listed for trading. The warrant contains a 9.99% equity blocker.

SYLA Consulting Agreement

On May 13, 2022, the Company entered into a Consulting and Services Agreement (the “SYLA Consulting Agreement”) by and between the Company and SYLA Holdings Co. Ltd. (“SYLA”). Pursuant to the terms of the SYLA Consulting Agreement, the Company agreed to provide SYLA certain services, including the Services.

In providing the Services, the Company will not perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the SYLA Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of SYLA’s securities; participation in discussions between SYLA and potential investors; assisting in structuring any transactions involving the sale of SYLA’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in SYLA.

Pursuant to the terms of the SYLA Consulting Agreement, SYLA agreed to compensate the Company as follows in return for the provision of Services:

(a)	$500,000, to be paid as follows: (i) $200,000 on the effective date of the SYLA Consulting Agreement; (ii) $150,000 on the three-month anniversary of the effective date of the SYLA Consulting Agreement; and (iii) $150,000 on the six-month anniversary of the SYLA Consulting Agreement; and

(b)	Issuance by SYLA to the Company of a warrant, deemed fully earned and vested as of the effective date of the SYLA Consulting Agreement, to acquire a number of shares of capital stock of SYLA, to initially be equal to 2% of the fully diluted share capital of SYLA as of the effective date of the SYLA Consulting Agreement, subject to adjustment as set forth in the warrant.

The SYLA Consulting Agreement’s initial term of six months will expire unless renewed upon mutual written agreement of the parties. For any services performed by the Company beyond the initial term, SYLA will compensate the Company for Services at the rate of $150 per hour, based on the hours spent by personnel of the Company.

As provided in the SYLA Consulting Agreement, on the Effective Date, SYLA issued the warrant to the Company. Pursuant to the terms of the warrant, the Company may, at any time on or after the date the IPO Date and on or prior to the close of business on the tenth anniversary of the IPO Date, exercise the warrant to purchase 2% of the fully diluted share capital of SYLA as of the effective date of the SYLA Consulting Agreement for an exercise price per share of $0.01, subject to adjustment as provided in the warrant. The number of shares for which the warrant will be exercisable will be automatically adjusted on the IPO Date to be 2% of the fully diluted number and class of shares of capital stock of SYLA as of the IPO Date that are listed for trading. The warrant contains a 9.99% equity blocker.

Going forward, we expect that we will offer services substantially similar to the Services to other third parties, as well.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) authorized a share repurchase program, pursuant to which the Company may repurchase up to $3.5 million of its outstanding shares of common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market purchases, privately negotiated transactions or other means, including trading plans intended to qualify under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable federal securities laws and other applicable legal requirements. The Company expects to fund these repurchases through existing cash balances. Decisions regarding the amount and the timing of purchases under the program will be influenced by the Company’s cash on hand, cash flows from operations, general market conditions and other factors. HeartCore is not obligated to acquire any particular amount of its common stock. This program has no set termination date and may be suspended or discontinued by the Board at any time.

Financial Overview

For the three months ended June 30, 2022 and 2021, we generated revenues of $2,670,297 and $2,865,192, respectively, and reported net losses of $1,703,641 and net income of $411,714, respectively. For the six months ended June 30, 2022 and 2021, we generated revenues of $4,946,298 and $4,975,501, respectively, and reported net losses of $3,282,092 and net income of $223,477, respectively, and cash out flow used in operating activities of $2,093,867 and cash in flow provided by operating activities of $347,683, respectively. As noted in our unaudited consolidated financial statements, as of June 30, 2022, we had an accumulated deficit of $7,178,205.

Results of Operations

Comparison of Results of Operations for the Three Months ended June 30, 2022 and 2021

The following table summarizes our operating results as reflected in our statements of income during the three months ended June 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months ended June 30,
	2022		2021		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

REVENUES	$2,670,297	100.0%	$2,865,192	100.0%	$(194,895)	-6.8%
COST OF REVENUES	1,337,296	50.1%	1,175,387	41.0%	161,909	13.8%
GROSS PROFIT	1,333,001	49.9%	1,689,805	59.0%	(356,804)	-21.1%

Operating expenses
Selling expenses	728,836	27.3%	101,124	3.5%	627,712	620.7%
General and administrative expenses	1,850,315	69.3%	1,020,842	35.7%	829,473	81.3%
Research and development expenses	417,228	15.6%	80,025	2.8%	337,203	421.4%
Total operating expenses	2,996,379	112.2%	1,201,991	42.0%	1,794,388	149.3%

Income (loss) from operations	(1,663,378)	-62.3%	487,814	17.0%	(2,151,192)	-441.0%

Other income (expenses)	(31,284)	-1.2%	126	0.0%	(31,410)	-24,928.6%

Income (loss) before income tax provision	(1,694,662)	-63.5%	487,940	17.0%	(2,182,602)	-447.3%

Income taxes expense	8,979	0.3%	76,226	2.6%	(67,247)	-88.2%

Net income (loss)	(1,703,641)	-63.8%	411,714	14.4%	(2,115,355)	-513.8%

Less: net income attributable to non-controlling interest	-	-	10,924	0.4%	(10,924)	-100.0%

NET INCOME (LOSS) ATTRIBUTABLE TO HEARTCORE ENTERPRISES, INC.	$(1,703,641)	-63.8%	$400,790	14.0%	$(2,104,431)	-525.1%

Revenues

Our total revenues decreased by $194,895, or 6.8%, to $2,670,297 for the three months ended June 30, 2022 from $2,865,192 for the three months ended June 30, 2021. The decrease in our revenues was attributable to the following reasons:

(i)	the revenues from sales of on-premise software decreased by $416,076, or 36.7%, to $716,532 for the three months ended June 30, 2022 from $1,132,608 for the three months ended June 30, 2021, mainly attributable to the concentration of sales of CMS licenses in May 2021;
(ii)	our revenue from maintenance and support services decreased by $163,275, or 18.3%, to $727,277 for the three months ended June 30, 2022 from $890,552 for the three months ended June 30, 2021. In addition to terminations of CMS major maintenance contracts, sales decreased due to the ongoing depreciation of Japanese Yen;
(iii)	Offset by our newly generated revenue of $448,355 from consulting services provided to three Japan-based companies, which intend to go public in the US capital markets.

Cost of Revenues

Our total costs of revenues increased by $161,909, or 13.8%, to $1,337,296 for the three months ended June 30, 2022 from $1,175,387 for the three months ended June 30, 2021. The increase in our costs was attributable to the following reasons:

(i)	the increase of $175,194 in the costs of newly established consulting services;
(ii)	the costs of software development and other miscellaneous services increased by $104,541, or 20.4%, to $616,461 for the three months ended June 30, 2022 from $511,920 for the three months ended June 30, 2021. The Company incurred high subcontracting costs for projects and defect handling in the current period;
(iii)	offset by the costs of SaaS decreased by $90,343, or 77.6%, to $26,144 for the three months ended June 30, 2022 from $116,487 for the three months ended June 30, 2021. The Company incurred expenses for process mining product menu Japanese language additions and manual maintenance in June 2021;

Gross Profit

Our total gross profit decreased by $356,804, or 21.1%, to $1,333,001 for the three months ended June 30, 2022 from $1,689,805 for the three months ended June 30, 2021. Our overall gross profit margin decreased by 9.1% to 49.9% in the three months ended June 30, 2022 from 59.0% in the three months ended June 30, 2021.

Operating Expenses

Our operating expenses primarily include selling expenses, general and administrative expenses, and research and development expenses.

Selling Expenses

Our selling expenses primarily include advertising expenses, sale commissions, and sales promotion expenses.

Our selling expenses increased by $627,712, or 620.7%, to $728,836 in the three months ended June 30, 2022 from $101,124 in the three months ended June 30, 2021, primarily attributable to an increase in advertising expenses by $650,690, or 1,428.1%, to $696,252 in the three months ended June 30, 2022 from $45,562 in the three months ended June 30, 2021. The U.S. parent company launched advertising activities to increase its visibility in the U.S. after the Company going public in the U.S. In addition, the Company increased advertising expenses for its newly established consulting services in Japan.

As a percentage of revenues, our selling expenses accounted for 27.3% and 3.5% of our total revenue for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting and professional service fees incurred for maintaining the Company as a public company, depreciation and amortization expenses, rental expenses, office, utility and other expenses, listing-related expenses, travel and entertainment expenses, and share-based compensation expense.

Our general and administrative expenses increased by $829,473 or 81.3%, to $1,850,315 in the three months ended June 30, 2022 from $1,020,842 in the three months ended June 30, 2021, primarily attributable to:

(i)	our office, utility and other expenses increased by $146,359 or 154.7%, to $240,953 in the three months ended June 30, 2022 from $94,594 in the three months ended June 30, 2021, primarily due to the increase in the U.S. parent company’s office expenses, and D&O indemnity insurance premiums of the parent company;
(ii)	our consulting and professional fees increased by $241,548 or 2,850.1%, to $250,023 in the three months ended June 30, 2022 from $8,475 in the three months ended June 30, 2021, primarily due to the increase in consulting and legal fees related to maintaining as a public company and stock promotion;
(iii)	an increase in salaries and welfare by $235,262, or 45.2%, to $755,300 in the three months ended June 30, 2022 from $520,038 in the three months ended June 30, 2021, primarily due to the salaries paid to the parent company’s newly hired U.S. employees;
(iv)	an increase in share-based compensation of $466,662, or 100.0%, to $466,662 in the three months ended June 30, 2022 from nil in the three months ended June 30, 2021, primarily due to the amortization of fair value of stock options and restricted stock units granted.

The overall increase in our general and administrative expenses in three months ended June 30, 2022 as compared to the three months ended June 30, 2021 reflected the above-mentioned factors combined. As a percentage of revenues, general and administrative expenses were 69.3% and 35.6% of our revenue for the three months ended June 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

Our research and development expenses increased by $337,203 or 421.4%, to $417,228 in the three months ended June 30, 2022 from $80,025 in the three months ended June 30, 2021, primarily attributable to an increase in outsourcing expenses by $323,308, or 403.5%, to $403,441 in the three months ended June 30, 2022 from $80,133 in the three months ended June 30, 2021, as we outsourced certain development activities for more efficiency and experience, relating to development of a high quality 12K VR camera and related data compression system.

The overall increase in our research and development expenses in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 reflected the above-mentioned factors combined. As a percentage of revenues, research and development expenses were 15.6% and 2.8% of our revenue for the three months ended June 30, 2022 and 2021, respectively.

Other Income (Expenses), net

Our other income (expenses) primarily includes interest income generated from bank deposits and loan to a related-party, interest expenses for bank loans, bonds, and leases, other incomes, and other expenses. Total other expenses, net, increased by $31,410, from other income, net of $126 in the three months ended June 30, 2021 to other expense, net of $31,284 in the three months ended June 30, 2022.

Income Tax Expense

Our income taxes expense was $8,979 in the three months ended June 30, 2022, as compared to the income taxes expense of $76,226 in the three months ended June 30, 2021, mainly due to the decrease in deferred tax expense.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $1,703,641 for the three months ended June 30, 2022, representing a $2,115,355 or 513.8% increase from a net income of $411,714 for the three months ended June 30, 2021.

Net Income attributable to Non-controlling Interest

We own 97.35% of the outstanding shares of the operation subsidiary, HeartCore Co, which located in Japan, as of June 30, 2021. Accordingly, we recorded net income attributable to the non-controlling interest. The net income attributable to non-controlling interest was $10,924 in the three months ended June 30, 2021.

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

On February 24, 2022, the Company purchased 278 shares of HeartCore Co from Dentsu Digital for JPY50,040,000 (approximately $435,500 when paid). As a result, HeartCore Co became a wholly owned subsidiary of the Company. Accordingly, we did not record non-controlling interest income in the three months ended June 30, 2022.

Net Income (Loss) attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,703,641 for the three months ended June 30, 2022, representing a $2,104,431 or 525.1% increase from a net income attributable to HeartCore Enterprises, Inc. of $400,790 for the three months ended June 30, 2021.

Comparison of Results of Operations for the Six Months ended June 30, 2022 and 2021

The following table summarizes our operating results as reflected in our unaudited statements of operations during the six months ended June 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Six Months ended June 30,
	2022		2021		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

REVENUES	$4,946,298	100.0%	$4,975,501	100.0%	$(29,203)	-0.6%
COST OF REVENUES	2,392,652	48.4%	2,583,019	51.9%	(190,367)	-7.4%
GROSS PROFIT	2,553,646	51.6%	2,392,482	48.1%	161,164	6.7%

Operating expenses
Selling expenses	934,754	18.9%	147,465	3.0%	787,289	533.9%
General and administrative expenses	4,319,248	87.3%	1,783,590	35.8%	2,535,658	142.2%
Research and development expenses	525,487	10.6%	132,171	2.7%	393,316	297.6%
Total operating expenses	5,779,489	116.8%	2,063,226	41.5%	3,716,263	180.1%

Income (Loss) from operations	(3,225,843)	-65.2%	329,256	6.6%	(3,555,099)	-1,079.7%

Other expenses, net	(48,086)	-1.0%	(21,864)	-0.4%	(26,222)	119.9%

Income (Loss) before income tax provision	(3,273,929)	-66.2%	307,392	6.2%	(3,581,321)	-1,165.1%

Income taxes expense	8,163	0.2%	83,915	1.7%	(75,752)	-90.3%

Net income (loss)	(3,282,092)	-66.4%	223,477	4.5%	(3,505,569)	-1,568.6%

Less: net income attributable to non-controlling interest	-	-%	5,936	0.1%	(5,936)	-100.0%

NET INCOME (LOSS) ATTRIBUTABLE TO HEARTCORE ENTERPRISES, INC.	$(3,282,092)	-66.4%	$217,541	4.4%	$(3,499,633)	-1,608.7%

Revenues

Our total revenues decreased by $29,203, or 0.6%, to $4,946,298 for the six months ended June 30, 2022 from $4,975,501 for the six months ended June 30, 2021. The decrease in our revenues was attributable to the following reasons:

(i)	our revenue from maintenance and support services decreased by $260,151, or 14.2%, to $1,572,616 for the six months ended June 30, 2022 from $1,832,767 for the six months ended June 30, 2021. In addition to terminations of CMS major maintenance contracts, sales decreased due to the ongoing depreciation of Japanese yen. The depreciation amounted to approximately 14.1% from $1.00 to 107.74 Yen in the six months ended June 30, 2021 to $1.00 to 122.98 Yen in the six months ended June 30, 2022;
(ii)	our revenue from software development and other services decreased by $291,708, or 19.9%, to $1,177,290 for the six months ended June 30, 2022 from $1,468,998 for the six months ended June 30, 2021, because we did not retain new software development clients in the current period, in addition to the ongoing depreciation of Japanese yen;
(iii)	Offset by our newly generated revenue of $448,355 from consulting services provided to three Japan-based companies, which intend to go public in the US capital markets.

Cost of Revenues

Our total costs of revenues decreased by $190,367, or 7.4%, to $2,392,652 for the six months ended June 30, 2022 from $2,583,019 for the six months ended June 30, 2021. The decrease in our costs was attributable to the following reasons:

(i)	the costs of on-premises software decreased by $95,989, or 20.1%, to $381,552 for the six months ended June 30, 2022 from $477,541 for the six months ended June 30, 2021. In addition to the depreciation of the yen, CMS license costs were fixed monthly and not proportional to sales. On the other hands, the sales deceased in the six months ended June 30, 2022 for process mining products, the costs of which were proportional to sales, resulting in a decrease in cost of sales;
(ii)	the costs of SaaS decreased by $134,960, or 58.2%, to $97,068 for the six months ended June 30, 2022 from $232,028 for the six months ended June 30, 2021. There were specialized supporting employees and subcontractors for CXM Cloud (SaaS) in the first two quarters of 2021. As the product entered into a mature phase and operations became stable in 2022, specialized supporting employees and subcontractors were no longer needed, and the costs decreased accordingly;
(iii)	the costs of software development and other miscellaneous services decreased by $117,767, or 9.9%, to $1,072,175 for the six months ended June 30, 2022 from $1,189,942 for the six months ended June 30, 2021, in light of the decrease in sales as mentioned above;
(iv)	Offset by the increase of $175,194 in the costs of newly established consulting services.

Gross Profit

Our total gross profit increased by $161,164, or 6.7%, to $2,553,646 for the six months ended June 30, 2022 from $2,392,482 for the six months ended June 30, 2021. Our overall gross profit margin increased by 3.5% to 51.6% in the six months ended June 30, 2022 from 48.1% in the six months ended June 30, 2021.

Operating Expenses

Our operating expenses primarily include selling expenses, general and administrative expenses, and research and development expenses.

Selling Expenses

Our selling expenses primarily include advertising expenses, sales commissions, and sales promotion expenses.

Our selling expenses increased by $787,289, or 533.9%, to $934,754 in the six months ended June 30, 2022 from $147,465 in the six months ended June 30, 2021, primarily attributable to an increase in advertising expenses by $807,960, or 1,072.1%, to 883,322 in the six months ended June 30, 2022 from $75,362 in the six months ended June 30, 2021. The U.S. parent company launched advertising activities to increase its visibility in the U.S. after the Company going public in the U.S. In addition, the Company increased advertising expenses for its newly established consulting services in Japan.

As a percentage of revenues, our selling expenses accounted for 18.9% and 3.0% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.

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

Our general and administrative expenses increased by $2,535,658 or 142.2%, to $4,319,248 in the six months ended June 30, 2022 from $1,783,590 in the six months ended June 30, 2021, primarily attributable to:

(i)	our office, utility and other expenses increased by $267,986 or 152.1%, to $444,210 in the six months ended June 30, 2022 from $176,224 in the six months ended June 30, 2021, primarily due to the increase in the U.S. parent company’s office expenses, and D&O indemnity insurance premiums of the parent company;
(ii)	our consulting and professional fees increased by $654,261 or 585.0%, to $766,095 in the six months ended June 30, 2022 from $111,834 in the six months ended June 30, 2021, primarily due to the increase in consulting and legal fees related to going public and stock promotion;
(iii)	an increase in salaries and welfare by $619,650, or 61.9%, to $1,621,507 in the six months ended June 30, 2022 from $1,001,857 in the six months ended June 30, 2021, primarily due to the salaries paid to the parent company’s newly hired U.S. employees. In addition, the company paid approximately $150,000 in executive bonuses in the first quarter 2022;
(iv)	an increase in share-based compensation of $888,826, or 100%, to $888,826 in the six months ended June 30, 2022 from nil in the six months ended June 30, 2021, primarily due to the amortization of fair value of stock options and restricted stock units granted.

The overall increase in our general and administrative expenses in six months ended June 30, 2022 as compared to the six months ended June 30, 2021 reflected the above-mentioned factors combined. As a percentage of revenues, general and administrative expenses were 87.3% and 35.8% of our revenue for the six months ended June 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses primarily consist of employee salaries and welfare, and outsourcing expenses.

Our research and development expenses increased by $393,316 or 297.6%, to $525,487 in the six months ended June 30, 2022 from $132,171 in the six months ended June 30, 2021, primarily attributable to an increase in outsourcing expenses by $380,610, or 303.1%, to $506,191 in the six months ended June 30, 2022 from $125,581 in the six months ended June 30, 2021, as we outsourced certain development activities for more efficiency and experience, relating to CMS UI renewal and development of a high quality 12K VR camera and related data compression system in the six months ended June 30, 2022.

The overall increase in our research and development expenses in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 reflected the above-mentioned factors combined. As a percentage of revenues, research and development expenses were 10.6% and 2.7% of our revenue for the six months ended June 30, 2022 and 2021, respectively.

Other Expenses, net

Our other income (expenses) primarily includes interest income generated from bank deposits and loan to a related-party, interest expenses for bank loans, bonds, and leases, other incomes, and other expenses. Total other expenses, net, increased by $26,222 or 119.9%, from $21,864 in the six months ended June 30, 2021 to $48,086 in the six months ended June 30, 2022.

Income Tax Expense

Our income taxes expense was $8,163 in the six months ended June 30, 2022, as compared to the income taxes expense of $83,915 in the six months ended June 30, 2021, mainly due to the decrease in deferred tax expense.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $3,282,092 for the six months ended June 30, 2022, representing a $3,505,569 or 1,568.6% decrease from a net income of $223,477 for the six months ended June 30, 2021.

Net Income attributable to Non-controlling Interest

We own 97.35% of the outstanding shares of the operation subsidiary, HeartCore Co, which located in Japan, as of June 30, 2021. Accordingly, we recorded net income attributable to the non-controlling interest. The net income attributable to non-controlling interest was $5,936 in the six months ended June 30, 2021.

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

On February 24, 2022, the Company purchased 278 shares of HeartCore Co from Dentsu Digital for JPY50,040,000 (approximately $435,500 when paid). As a result, HeartCore Co became a wholly owned subsidiary of the Company. Accordingly, we did not record non-controlling interest income in the six months ended June 30, 2022.

Net Income (Loss) attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $3,282,092 for the six months ended June 30, 2022, representing a $3,499,633 or 1,608.7% increase from a net income attributable to HeartCore Enterprises, Inc. of $217,541 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had $12,463,179 in cash as compared to $3,136,839 as of December 31, 2021. As of June 30, 2022, our working capital was $10,003,897 as compared to $62,919 as of December 31, 2021. We also had $1,119,990 in accounts receivable as of June 30, 2022. Our accounts receivable primarily include balance due from customers for our on-premises software sold and services provided to and accepted by customers.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(2,093,867)	$347,911
Net cash used in investing activities	(9,455)	(103,692)
Net cash provided by (used in) financing activities	11,651,622	(534,211)
Effect of exchange rate changes	(221,960)	(149,784)
Net increase in cash and cash equivalents	9,326,340	(439,776)
Cash and cash equivalents, beginning of the period	3,136,839	3,058,175
Cash and cash equivalents, end of the period	$12,463,179	$2,618,399

Operating Activities

Net cash used in operating activities was $2,093,867 for the six months ended June 30, 2022, primarily consisting of the following:

●	Net loss of $3,282,092 for the six months ended June 30, 2022.
●	An increase in accounts receivable of $344,779. The increase was primarily due to the increase in our sales in the current period. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	An increase in prepaid expense of $266,030, primarily due to the increase in the prepayment to an IR provider of $400,000.
●	Offset by an increase in accounts payable and accrued expenses of $281,567, primarily attributable to the payoff the accrued expenses related to the IPO.
●	Offset by an increase of deferred revenue of $596,762, primarily due to the completion of software development project.
●	Offset by share-based compensation of $888,826.

Net cash provided by operating activities was $347,911 for the six months ended June 30, 2021, primarily consisting of the following:

●	Net income of $223,477 for the six months ended June 30, 2021.
●	An increase of deferred revenue of $621,707, primarily due to the upfront payment received for software development projects.
●	An increase in accounts payable and accrued expenses of $128,308, primarily attributable to the increase in accrued expenses related to the IPO.
●	Non-cash lease expense of 171,935.
●	Offset by an increase in accounts receivable of $570,886. The increase was primarily due to the increase in sales. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	Offset by an increase in prepaid expense of $282,508, primarily due to the increase in the prepayments to software venders.

Investing Activities

Net cash used in investing activities amounted to $9,455 for the six months ended June 30, 2022, primarily included the purchase of fixed assets of $30,963, offset by repayment of loan provided to a related party of $21,508.

Net cash used in investing activities amounted to $103,692 for the six months ended June 30, 2021, primarily included the purchase of fixed assets of $19,894 and the loans provided to related parties of $83,798.

Financing Activities

Net cash provided by financing activities amounted to $11,651,622 for the six months ended June 30, 2022, primarily consisting of total proceeds of $13,823,126 from the initial public offering and issuance of common shares prior to the initial public offering, and offset by payment for mandatorily redeemable financial interest of $430,489, payment for repurchase of common stocks of $1,336,762, and repayment of long-term debts of $469,166.

Net cash used in financing activities amounted to $534,211 for the six months ended June 30, 2021, primarily consisting of repayment of long-term debts of $503,230 and payments for finance leases of $29,561.

Contractual obligations

Lease commitment

The Company has entered into two leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases.

As of June 30, 2022, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year ending December 31,	Finance leases	Operating leases
Remaining of 2022	$11,140	$152,511
2023	18,750	305,021
2024	276	305,021
2025	-	305,021
2026	-	305,021
Thereafter	-	1,560,912
Total lease payments	30,166	2,933,507
Less: imputed interest	(170)	(185,172)
Total lease liabilities	29,996	2,748,335
Less: current portion	20,717	280,789
Non-current lease liabilities	$9,279	$2,467,546

Long Term Debt

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions.

As of June 30, 2022, future minimum loan payments are as follows:

Loan
Year ending December 31,	Payment
Remaining of 2022	$348,542
2023	687,055
2024	425,972
2025	244,391
2026	222,372
Thereafter	182,468
Total	$2,110,800

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Revenue Recognition

The Company recognizes revenue under the ASC Topic 606, “Revenue from Contracts with customers”.

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

Revenue from Software Development and other Miscellaneous Services

The Company provides customers with software development and support service pursuant to their specific requirements, which primarily compose of consulting, integration, training, custom application, and workflow development. The Company also provides other miscellaneous services, such as 3D Space photography. The Company generally recognizes revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

Revenue from Consulting Service

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents and supporting the listing process. Revenues from consulting services are recognized over time as such services are performed. The consulting service contracts are generally less than one year in length.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the six months ended June 30, 2022 and 2021 that were included in the opening deferred revenues balance was approximately $1.1 million and $1.2 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of common shares made during the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or Programs (1)	Approximate dollar value of shares that may yet be purchased under plans or programs
April 1, 2022 to April 30, 2022	-	$-	-	$-
May 1, 2022 to May 31, 2022	-	-	-	-
June 1, 2022 to June 30, 2022	558,809	2.39	558,809	2,163,238
Total	558,809	$2.39	558,809	$2,163,238

(1)	The stock repurchase program approved by the Board of Directors on June 1, 2022, authorized the repurchase of up to $3.5 million of our outstanding common shares from time to time on the open market or in privately negotiated transactions permitted by securities laws and other legal requirements. This program has no set termination date and may be suspended or discontinued by the Board at any time.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Consulting and Services Agreement, dated as of April 13, 2022, by and between the registrant and A.L.I. Technologies Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.2	Common Stock Purchase Warrant issued by A.L.I. Technologies Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.3	Consulting and Services Agreement, dated as of May 13, 2022, by and between the registrant and SYLA Holdings Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

10.4	Common Stock Purchase Warrant issued by SYLA Holdings Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: August 12, 2022	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: August 12, 2022	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

