Form 10-Q
period 2022-09-30
HeartCore Enterprises, Inc.
filed 2022-11-14
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 17,649,886 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,843,208	$3,136,839
Accounts receivable, net	621,345	960,964
Prepaid expenses	618,955	444,405
Due from related party	43,900	50,559
Loan receivable from employee	-	8,341
Other current assets	143,999	15,654
Total current assets	9,271,407	4,616,762

Non-current assets:
Property and equipment, net	199,329	261,414
Operating lease right-of-use assets	2,458,485	3,319,749
Deferred tax assets	242,358	297,990
Security deposits	221,460	278,237
Long-term loan receivable from related party	234,316	335,756
Loan receivable from employee, non-current	-	4,518
Other non-current assets	2,188	8,737
Total non-current assets	3,358,136	4,506,401

Total assets	$12,629,543	$9,123,163

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$445,752	$646,425
Accrued payroll and other employee costs	245,113	255,082
Due to related party	3,622	1,110
Current portion of long-term debts	622,937	849,995
Insurance premium financing	89,652	-
Operating lease liabilities, current	264,387	332,277
Finance lease liabilities, current	19,502	37,459
Income tax payables	1,867	10,919
Deferred revenue	1,386,559	1,690,917
Mandatorily redeemable financial interest	-	447,986
Other current liabilities	42,475	281,673
Total current liabilities	3,121,866	4,553,843

Non-current liabilities:
Long-term debts	1,133,945	1,871,580
Operating lease liabilities, non-current	2,259,284	3,076,204
Finance lease liabilities, non-current	3,573	23,861
Other non-current liabilities	124,963	156,627
Total non-current liabilities	3,521,765	5,128,272

Total liabilities:	6,643,631	9,682,115

Shareholders’ equity (deficit):
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 18,999,276 and 15,819,943 shares issued; 17,649,886 and 15,546,454 shares outstanding as of September 30, 2022 and December 31, 2021, respectively)	1,899	1,554
Additional paid-in capital	18,220,206	3,350,779
Treasury shares, at cost (1,349,390 and 0 shares as of September 30, 2022 and December 31, 2021, respectively)	(3,500,000)	-
Accumulated deficit	(9,149,139)	(3,896,113)
Accumulated other comprehensive income (loss)	412,946	(15,172)
Total shareholders’ equity (deficit)	5,985,912	(558,952)

Total liabilities and shareholders’ equity (deficit)	$12,629,543	$9,123,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$1,872,476	$3,470,510	$6,818,774	$8,446,011

Cost of revenues	1,543,256	1,786,125	3,935,908	4,369,144

Gross profit	329,220	1,684,385	2,882,866	4,076,867

Operating expenses:
Selling expenses	771,496	79,438	1,706,250	226,903
General and administrative expenses	1,513,028	1,202,701	5,832,276	2,986,291
Research and development expenses	58,275	189,686	583,762	321,857

Total operating expenses	2,342,799	1,471,825	8,122,288	3,535,051

Income (loss) from operations	(2,013,579)	212,560	(5,239,422)	541,816

Other income (expenses):
Interest income	21,707	1,598	32,256	5,446
Interest expense	(10,500)	(6,695)	(39,361)	(29,927)
Other income	15,195	1,341	40,645	16,536
Other expenses	(2,826)	(3,933)	(58,050)	(21,608)
Total other income (expenses)	23,576	(7,689)	(24,510)	(29,553)

Income (loss) before income tax provision	(1,990,003)	204,871	(5,263,932)	512,263

Income tax expense (benefit)	(19,069)	13,522	(10,906)	97,437

Net income (loss)	(1,970,934)	191,349	(5,253,026)	414,826

Less: net income attributable to non-controlling interest	-	5,176	-	11,112

Net income (loss) attributable to HeartCore Enterprises, Inc.	$(1,970,934)	$186,173	$(5,253,026)	$403,714

Other comprehensive income (loss):
Foreign currency translation adjustment	128,705	(15,309)	428,118	68,365

Total comprehensive income (loss)	(1,842,229)	176,040	(4,824,908)	483,191
Less: comprehensive income attributable to non-controlling interest	-	4,770	-	12,923
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$(1,842,229)	$171,270	$(4,824,908)	$470,268

Net earnings (loss) per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.11)	$0.01	$(0.29)	$0.03
Diluted	$(0.11)	$0.01	$(0.29)	$0.03
Weighted average common shares outstanding
Basic	17,835,027	15,242,454	18,014,483	15,242,454
Diluted	17,835,027	15,515,943	18,014,483	15,515,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common shares*		Additional		Accumulated other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of shares	Amount	paid-in capital*	Accumulated deficit	comprehensive loss	shareholders’ deficit	controlling interest	shareholders’ deficit
Balance, December 31, 2020*	15,242,454	$1,524	$2,735,315	$(3,557,957)	$(136,890)	$(958,008)	$353,825	$(604,183)
Net loss	-	-	-	(183,249)	-	(183,249)	(4,988)	(188,237)
Foreign currency translation adjustment	-	-	-	-	94,938	94,938	2,584	97,522
Balance, March 31, 2021*	15,242,454	1,524	2,735,315	(3,741,206)	(41,952)	(1,046,319)	351,421	(694,898)
Net income	-	-	-	400,790	-	400,790	10,924	411,714
Foreign currency translation adjustment	-	-	-	-	(13,481)	(13,481)	(367)	(13,848)
Balance, June 30, 2021*	15,242,454	1,524	2,735,315	(3,340,416)	(55,433)	(659,010)	361,978	(297,032)
Net income	-	-	-	186,173	-	186,173	5,176	191,349
Foreign currency translation adjustment	-	-	-	-	(14,903)	(14,903)	(406)	(15,309)
Reclassification of non-controlling interest to mandatorily redeemable financial interest	-	-	(81,238)	-	-	(81,238)	(366,748)	(447,986)
Balance, September 30, 2021	15,242,454	$1,524	$2,654,077	$(3,154,243)	$(70,336)	$(568,978)	$-	$(568,978)

*	Retrospectively restated for effect of share issuances on July 16, 2021.

	Common shares		Additional	Treasury shares			Accumulated other	Total shareholders’
	Number of shares	Amount	paid-in capital	Number of shares	Amount	Accumulated deficit	comprehensive income (loss)	equity (deficit)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	-	$-	$(3,896,113)	$(15,172)	$(558,952)
Net loss	-	-	-	-	-	(1,578,451)	-	(1,578,451)
Foreign currency translation adjustment	-	-	-	-	-	-	80,053	80,053
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	-	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	-	-	16
Share-based compensation	-	-	422,164	-	-	-	-	422,164
Balance, March 31, 2022	18,915,943	1,891	17,416,901	-	-	(5,474,564)	64,881	12,009,109
Net loss	-	-	-	-	-	(1,703,641)	-	(1,703,641)
Foreign currency translation adjustment	-	-	-	-	-	-	219,360	219,360
Share-based compensation	83,333	8	466,654	-	-	-	-	466,662
Repurchase of common shares	-	-	-	(558,809)	(1,336,762)	-	-	(1,336,762)
Balance, June 30, 2022	18,999,276	1,899	17,883,555	(558,809)	(1,336,762)	(7,178,205)	284,241	9,654,728
Net loss	-	-	-	-	-	(1,970,934)	-	(1,970,934)
Foreign currency translation adjustment	-	-	-	-	-	-	128,705	128,705
Share-based compensation	-	-	336,651	-	-	-	-	336,651
Repurchase of common shares	-	-	-	(790,581)	(2,163,238)	-	-	(2,163,238)
Balance, September 30, 2022	18,999,276	$1,899	$18,220,206	(1,349,390)	$(3,500,000)	$(9,149,139)	$412,946	$5,985,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(5,253,026)	$414,826
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expenses	64,398	80,297
Amortization of debt issuance costs	3,051	4,358
Non-cash lease expense	207,549	254,848
Deferred income taxes	(5,843)	85,004
Share-based compensation	1,225,477	-

Changes in assets and liabilities:
Accounts receivable, net	168,021	(634,711)
Prepaid expenses	(56,553)	(177,880)
Other assets	(142,967)	34,568
Accounts payable and accrued expenses	(96,238)	684,960
Accrued payroll and other employee costs	59,059	63,126
Due to related party	3,098	-
Operating lease liabilities	(213,691)	(265,984)
Finance lease liabilities	(370)	(961)
Income tax payables	(7,704)	2,092
Deferred revenue	45,938	639,643
Other liabilities	(206,569)	55,064

Net cash flows provided by (used in) operating activities	(4,206,370)	1,239,250

Cash flows from investing activities:
Purchases of property and equipment	(41,672)	(24,675)
Advance and loan provided to related parties	-	(126,390)
Repayment of loan provided to related party	33,042	-

Net cash flows used in investing activities	(8,630)	(151,065)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	13,602,554	-
Proceeds from issuance of common shares prior to initial public offering	220,572	-
Repurchase of common shares	(3,500,000)	-
Payments for finance leases	(29,051)	(42,941)
Proceeds from long-term debt	258,087	-
Repayment of long-term debts	(699,407)	(770,181)
Repayment of insurance premium financing	(298,886)	-
Payments for debt issuance costs	(1,030)	(3,033)
Payment for mandatorily redeemable financial interest	(430,489)	-

Net cash flows provided by (used in) financing activities	9,122,350	(816,155)

Effect of exchange rate changes	(200,981)	(239,423)

Net change in cash and cash equivalents	4,706,369	32,607

Cash and cash equivalents - beginning of the period	3,136,839	3,058,175

Cash and cash equivalents - end of the period	$7,843,208	$3,090,782

Supplemental cash flow disclosure:
Interest paid	$38,387	$22,100
Income taxes paid	$3,013	$9,738

Non-cash investing and financing transactions

Remeasurement of the lease liability and right-of-use asset due to lease modification	$-	$225,983
Payroll withheld as repayment of loan receivable from employees	$12,034	$9,399
Expense paid by related party on behalf of the Company	$-	$107,178
Reclassification of non-controlling interest to mandatorily redeemable financial interest	$-	$447,986
Liabilities assumed in connection with purchase of property and equipment	$17,731	$-
Share repurchase liability settled by issuance of common shares	$16	$-
Deferred offering costs recognized against the proceeds from the offering	$178,847	$-
Insurance premium financing	$388,538	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

HeartCore Enterprises, Inc. (“HeartCore USA” or the “Company”), a holding company, was incorporated under the laws of the State of Delaware on May 18, 2021.

On July 16, 2021, the Company executed a Share Exchange Agreement with certain shareholders of HeartCore Co. Ltd. (“HeartCore Japan”), a company that was incorporated in Japan on September 12, 2009. Pursuant to the terms of the Share Exchange Agreement, the Company issued 15,999,994 shares of its common shares to the shareholders of HeartCore Japan in exchange for 10,706 shares out of 10,984 shares of common shares issued by HeartCore Japan, representing approximately 97.5% of HeartCore Japan’s outstanding common shares. On February 24, 2022, the Company purchased the remaining 278 shares of common shares of HeartCore Japan. As a result, HeartCore Japan became a wholly owned operating subsidiary of the Company.

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

On September 6, 2022, HeartCore USA entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California. The consideration will be determined by the parties prior to the closing of the acquisition. As of the date of this filing, the transaction has not been closed.

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

	September 30,	December 31,
	2022	2021
Beginning balance	$155,666	$173,043
Accretion expense	350	730
Foreign currency translation adjustment	(31,053)	(18,107)
Ending balance	$124,963	$155,666

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

In the nine months ended September 30, 2022 and 2021, software development costs expensed as incurred amounted to $583,762 and $321,857, respectively. These software development costs were included in the research and development expenses.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the nine months ended September 30, 2022 and 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2022	September 30, 2021
Current JPY: US$1 exchange rate	144.60	111.70
Average JPY: US$1 exchange rate	128.08	108.52

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the nine months ended September 30, 2022 and 2021 that were included in the opening deferred revenues balance was approximately $1.2 million and $2.0 million, respectively.

Disaggregation of Revenue

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues by type for the three and nine months ended September 30, 2022 and 2021 is as following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue from On-Premise Software	$257,121	$1,204,326	$1,775,254	$2,586,542
Revenue from Maintenance and Support Service	678,521	1,009,640	2,251,137	2,842,407
Revenue from Software as a Service (“SaaS”)	122,347	323,836	352,251	615,356
Revenue from Software Development and other Miscellaneous Services	340,742	932,708	1,518,032	2,401,706
Revenue from Consulting Service	473,745	-	922,100	-
Total Revenue	$1,872,476	$3,470,510	$6,818,774	$8,446,011

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue from Customer Experience Management Platform	$1,171,150	$3,000,705	$4,757,369	$7,012,129
Revenue from Process Mining	68,560	182,629	453,368	588,307
Revenue from Robotic Process Automation	69,693	134,488	317,110	433,736
Revenue from Task Mining	66,799	96,106	252,234	228,712
Revenue from Consulting Service	473,745	-	922,100	-
Revenue from Others	22,529	56,582	116,593	183,127
Total Revenue	$1,872,476	$3,470,510	$6,818,774	$8,446,011

As of September 30, 2022 and 2021, and for the period then ended, all long-lived assets and the predominant portion of the revenue generated are attributed to the Company’s operation in Japan.

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

For the nine months ended September 30, 2022, customer A represents 10.0% of the Company’s total revenues. For the nine months ended September 30, 2021, customer B and C represent 18.5% and 10.5%, respectively, of the Company’s total revenues.

For the nine months ended September 30, 2022, vendor A, B, C, and D represent 25.9%, 19.7%, 16.3% and 15.5%, respectively, of the Company’s total purchases. For the nine months ended September 30, 2021, vendor A, B, and D represents 30.7%, 33.6%, and 23.2%, respectively, of the Company’s total purchases.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	September 30,	December 31,
	2022	2021
Accounts receivable	$621,345	$960,964
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$621,345	$960,964

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2022	2021
Prepayments to software vendors	$150,603	$157,060
Prepaid selling expenses	148,680	-
Prepaid subscription fees	69,749	53,413
Deferred offering expenses	-	180,630
Prepaid insurance premium	186,040	18,252
Others	63,883	35,050
Total	$618,955	$444,405

Deferred offering expenses, consisting of legal fees and road show expenses relating to the Company’s initial public offering, are capitalized and recorded on the balance sheet. The deferred offering expenses were reclassified to shareholders’ equity and recorded against the proceeds received upon the closing of the Company’s initial public offering on February 14, 2022.

NOTE 5 — RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, the Company has a due to related party balance of $3,622 and $1,110, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2022, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $3,098. During the nine months ended September 30, 2021, the Company advanced $70,518 to this related party, and the related party paid expenses of $93,310 on behalf of the Company.

As of September 30, 2022 and December 31, 2021, the Company has a loan receivable balance of $278,216 and $386,315, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the nine months ended September 30, 2022 and 2021, the Company loaned nil and $55,872, respectively, to this related party, and the related party paid expenses of nil and $13,868, respectively, on behalf of the Company. During the nine months ended September 30, 2022 and 2021, the Company received repayments of $33,042 and nil, respectively, from this related party.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party. During the period from January 1, 2021 to July 2021, when Suzuyo Shinwart Corporation was a related party of the Company, the Company has revenue from this related party of $159,677 from software sales and incurred cost with this related party of $336,645 for software development services provided.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which, it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021
Leasehold improvement	$270,611	$320,257
Machinery and equipment	284,212	316,126
Vehicle	96,496	121,235
Software	147,748	185,627
Subtotal	799,067	943,245
Accumulated depreciation	(599,738)	(681,831)
Property and equipment, net	$199,329	$261,414

Depreciation expense was $64,398 and $80,297 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 — LEASES

The Company has entered into two leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $21,741 and $57,167 are included in property and equipment as of September 30, 2022 and December 31, 2021, respectively.

The components of lease costs are as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Finance lease costs
Amortization of right-of-use assets	$26,825	$40,100
Interest on lease liabilities	370	961
Total finance lease costs	27,195	41,061
Operating lease costs	244,688	294,946
Total lease costs	$271,883	$336,007

The following table presents supplemental information related to the Company’s leases:

	For the Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$370	$961
Operating cash flows from operating leases	243,108	306,082
Financing cash flows from finance leases	29,051	42,941

Weighted average remaining lease term (years)
Finance leases	1.1	1.7
Operating leases	9.4	10.4

Weighted-average discount rate: (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.32%	1.32%

As of September 30, 2022, the future maturity of lease liabilities is as follows:

Year ending December 31,	Finance leases	Operating leases
Remaining of 2022	$5,243	$71,778
2023	17,649	287,112
2024	259	287,112
2025	-	287,112
2026	-	287,112
Thereafter	-	1,469,265
Total lease payments	23,151	2,689,491
Less: imputed interest	(76)	(165,820)
Total lease liabilities	23,075	2,523,671
Less: current portion	19,502	264,387
Non-current lease liabilities	$3,573	$2,259,284

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $221,460 and $278,237 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 8 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed (JPY)		Loan Duration	Annual Interest Rate	Balance as of September 30, 2022	Balance as of December 31, 2021
Bond payable
Corporate bond issued through Resona Bank	100,000,000	(a)(b)	1/10/2019— 1/10/2024	0.430%	$207,469	$434,431
Loans with banks and other financial institutions
Resona Bank, Limited.	30,000,000	(a)	12/29/2017— 12/30/2022	1.475%	10,373	56,476
Resona Bank, Limited.	50,000,000	(a)(b)	12/29/2017— 12/29/2024	0.675%	111,238	191,454
Resona Bank, Limited.	10,000,000	(a)(b)	9/30/2020— 9/30/2027	0.000%	49,405	72,411
Resona Bank, Limited.	40,000,000	(a)(b)	9/30//2020— 9/30/2027	0.000%	197,621	289,644
Resona Bank, Limited.	20,000,000	(a)(b)	11/13/2020— 10/31/2027	1.600%	100,456	146,890
Sumitomo Mitsui Banking Corporation	100,000,000		12/28/2018— 12/28/2023	1.475%	172,787	361,925
Sumitomo Mitsui Banking Corporation	10,000,000	(b)	12/30/2019— 12/30/2026	1.975%	41,999	63,105
The Shoko Chukin Bank, Ltd.	30,000,000		9/28/2018— 8/31/2023	1.200%	38,174	92,273
The Shoko Chukin Bank, Ltd.	50,000,000		7/27/2020— 6/30/2027	1.290%	237,898	351,020
Japan Finance Corporation	40,000,000		12/15/2017— 11/30/2022	0.300%	12,517	73,940
Japan Finance Corporation	80,000,000		11/17/2020— 11/30/2027	0.210%	413,831	603,339
Higashi-Nippon Bank	30,000,000	(a)	3/31/2022— 3/31/2025	1.400%	172,614	-
Aggregate outstanding principal balances					1,766,382	2,736,908
Less: unamortized debt issuance costs					(9,500)	(15,333)
Less: current portion					(622,937)	(849,995)
Non-current portion					$1,133,945	$1,871,580

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.

In March 2022, the Company entered into a loan agreement with Higashi-Nippon Bank with a term of three years payable monthly. The loan is guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.

Interest expense for long-term debts was $19,502 and $24,909 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, future minimum loan payments are as follows:

Year ending December 31,	Loan
Payment
Remaining of 2022	$107,593
2023	646,715
2024	400,961
2025	230,041
2026	209,315
Thereafter	171,757
Total	$1,766,382

NOTE 9 — INSURANCE PREMIUM FINANCING

In February 2022, the Company entered into an insurance premium financing agreement with BankDirect Capital Finance for $388,538 at an annual interest rate of 12.80% for nine months from February 1, 2022, payable in nine monthly installments of principal and interest. As of September 30, 2022, the balance of the insurance premium financing was $89,652. During the nine months ended September 30, 2022, the interest incurred was $19,859.

NOTE 10 — INCOME TAXES

United States (U.S.)

HeartCore USA is a holding company registered in the State of Delaware incorporated in May 2021. The U.S. federal income tax rate is 21%. No provision for income taxes in the U.S. has been made as the Company has no U.S. taxable income for the nine months ended September 30, 2022 and 2021.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments and in the aggregate resulted in an effective statutory rate of approximately 34.59% and 30.62%, respectively, for the nine months ended September 30, 2022 and 2021.

For the nine months ended September 30, 2022 and 2021, the Company’s income tax expenses (benefits) are as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Current	$(2,108)	$9,970
Deferred	(8,798)	87,467
Income tax expense (benefit)	$(10,906)	$97,437

The effective tax rate was 0.21% and 19.02% for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 11 – STOCK BASED COMPENSATION

Options

In May 2016, the Company granted 507 units stock options to its employees each to acquire one share of common shares of HeartCore Japan (an equivalent of approximately 1,494 shares of common shares of HeartCore USA) at JPY10 each (approximately $0.09). All options are exercisable upon issuance with a repurchase provision before the completion of the Company’s initial public offering, which serves as a vesting condition. All employees that were granted these stock options had early exercised their stock options in 2016 prior to the vesting of the related stock options. As of September 30, 2021, 324 units of the options were forfeited, and the CEO of the Company has repurchased and held the shares issued related to the early exercise of such stock options on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares (equivalent to 324 shares of common shares of HeartCore Japan) from the CEO of the Company.

The consideration received for the remaining early exercised options were recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheets with JPY1,830 (approximately $16) as of December 31, 2021. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding as of December 31, 2021. On February 14, 2022, the 183 units of stock options were vested upon the completion of the Company’s initial public offering and the Company recognized share-based compensation of $11,005 during the nine months ended September 30, 2022. In the same period, the share repurchase liability of $16 was settled by issuance of 273,489 shares of common shares (equivalent to 183 shares of common shares of HeartCore Japan) from exercise of stock options.

The following summarized the Company’s stock options activity for the stock option issued in 2016 for the nine months ended September 30, 2022 and 2021:

Number of stock options
Issued and unvested as of January 1, 2021	194
Forfeited	11

Issued and unvested as of September 30, 2021	183

Issued and unvested as of January 1, 2022	183
Vested and exercised	183
Exercisable as of September 30, 2022	-

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common shares at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on December 25, 2031.

On August 2, 2022, the Company awarded options to purchase 2,000 shares of common shares at an exercise price of $2.94 per share to an employee of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on August 2, 2032.

On August 9, 2022, the Company awarded options to purchase 14,500 shares of common shares at an exercise price of $2.48 per share to three prior employees of the Company. The options were fully vested and exercisable on the grant date, with the expiration date on August 9, 2026. As of September 30, 2022, none of the options were exercised.

The following table summarizes the share options activity and related information for the nine months ended September 30, 2022:

	Number of Options/ Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2022	1,534,500	$2.50	9.99	$-
Granted	16,500	2.54	4.59	-
Exercised	-	-	-	-
Forfeited	(39,500)	2.50	-	-
As of September 30, 2022	1,511,500	$2.50	9.19	$-
Vested and exercisable as of September 30, 2022	14,500	$2.48	3.86	$-

Options granted historically were valued using the binomial model with the assistance of an independent valuation specialist. The Company calculated the fair value of options granted in the nine months ended September 30, 2022 using the Black-Scholes model. Significant assumptions used in the valuations include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three and nine months ended September 30, 2022, share-based compensation related to the options totaled $280,883 and $858,633, respectively. For the three and nine months ended September 30, 2021, share-based compensation related to the options was nil. The outstanding unamortized share-based compensation related to options was $1,289,747 (which will be recognized through August 2026) as of September 30, 2022.

Restricted Stock Units (“RSUs”)

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

The following table summarizes the RSUs activity for the nine months ended September 30, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2022	-	$-
Granted	169,153	3.84
Vested	(83,333)	2.70
Forfeited	-	-
Unvested as of September 30, 2022	85,820	$4.95

For the three and nine months ended September 30, 2022, the Company recognized RSU-related share-based compensation of $55,768 and $366,844, respectively. The outstanding unamortized share-based compensation related to RSUs was $282,964 (which will be recognized through February 2026) as of September 30, 2022.

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

During the period from June 1, 2022 through September 30, 2022, the Company repurchased 1,349,390 shares of common shares at an average price of $2.59 per share totaling approximately $3.5 million (including commissions) under the 2022 Share Repurchase Program. As of September 30, 2022, the Company has used up the entire balance authorized under the 2022 Share Repurchase Program.

As of September 30, 2022 and December 31, 2021, there were 18,999,276 and 15,819,943 shares, respectively, of common shares issued; and 17,649,886 and 15,546,454 shares, respectively, of common shares outstanding.

No preferred shares were issued and outstanding as of September 30, 2022 and December 31, 2021.

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

The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings (loss) per share – basic Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating earnings (loss) per common share — basic	$(1,970,934)	$186,173	$(5,253,026)	$403,714
Net income (loss) attributable to common shareholders	(1,970,934)	186,173	(5,253,026)	403,714
Denominator:
Weighted average number of common shares outstanding used in calculating basic earnings (loss) per share	17,835,027	15,242,454	18,014,483	15,242,454
Denominator used for earnings (loss) per share	17,835,027	15,242,454	18,014,483	15,242,454
Earnings (loss) per share — basic	$(0.11)	$0.01	$(0.29)	$0.03

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings (loss) per share – diluted Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating earnings (loss) per common share — diluted	$(1,970,934)	$186,173	$(5,253,026)	$403,714
Net income (loss) attributable to common shareholders	(1,970,934)	186,173	(5,253,026)	403,714
Denominator:
Weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share	17,835,027	15,242,454	18,014,483	15,242,454
Conversion of share repurchase liability to common shares*	-	273,489	-	273,489
Denominator used for earnings (loss) per share	17,835,027	15,515,943	18,014,483	15,515,943
Earnings (loss) per share — diluted	$(0.11)	$0.01	$(0.29)	$0.03

*	The share repurchase liability is related to the early exercised stock options that are issued and unvested as of September 30, 2021, see NOTE 11. Each option is convertible into one share of common stock of HeartCore Japan, which is an equivalent of approximately 1,494 shares of common shares of the Company. The liability was settled by issuance of common shares on February 14, 2022.

For the three and nine months ended September 30, 2022, the weighted average shares outstanding are the same for basic and diluted loss per share calculations, as the inclusion of common shares equivalents of 1,636,820 would have an anti-dilutive effect.

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

We have made significant investments in our sales and marketing efforts globally. As of September 30, 2022, our sales and marketing organization was comprised of 15 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of September 30, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had a total of 889 customers in Japan.

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

Recent Developments

Amendment No. 1 to SYLA Consulting and Services Agreement

As previously disclosed in the Current Report on Form 8-K filed on May 25, 2022 with the SEC, on May 13, 2022, the Company entered into a Consulting and Services Agreement (the “SYLA Consulting Agreement”) by and between the Company and Syla Technologies Co., Ltd. f/k/a SYLA Holdings Co. Ltd. (“SYLA”), pursuant to which the Company agreed to provide SYLA certain services.

On August 17, 2022, the Company and SYLA entered into Amendment No. 1 to the SYLA Consulting Agreement (“Amendment No. 1”). In Amendment No. 1, the parties acknowledged and agreed that pursuant to the terms of the SYLA Consulting Agreement, SYLA agreed to pay to the Company, among other things, a cash “services fee” in the amount of $500,000, to be paid at certain times, including $150,000 on August 13, 2022 (the “Second Payment”). Pursuant to the terms of Amendment No. 1, the parties agreed that in lieu of making the Second Payment, SYLA would issue to the Company a warrant to acquire 37,500 shares of SYLA’s capital stock (the “New Warrant”). Upon issuance of the New Warrant, the cash “services fee” will be deemed reduced to $350,000, of which $200,000 was paid on May 13, 2022, and of which the remaining $150,000 will remain due and payable on November 13, 2022.

On August 17, 2022, SYLA issued the New Warrant to the Company. Pursuant to the terms of the New Warrant, the Company may, at any time on or after the date (the “IPO Date”) that SYLA completes its first initial public offering of stock in the United States resulting in any class of SYLA’s stock being listed for trading on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American (the “IPO”) and on or prior to the close of business on the tenth anniversary of the IPO Date, exercise the New Warrant to purchase 37,500 shares of SYLA’s common stock for an exercise price per share of $0.01, subject to adjustment as provided in the New Warrant. The number of shares for which the New Warrant will be exercisable will be automatically adjusted on the IPO Date to be 3% of the fully diluted number and class of shares of capital stock of SYLA as of the IPO Date that are listed for trading. The New Warrant contains a 9.99% equity blocker.

Sigmaways Share Exchange and Purchase Agreement

On September 6, 2022, the Company entered into a Share Exchange and Purchase Agreement (the “Sigmaways Agreement”), dated as of September 6, 2022, by and among the Company, Sigmaways, Inc. (“Sigmaways”) and Prakash Sadasivam (the “Seller”).

Pursuant to the terms of the Sigmaways Agreement, the Company agreed to acquire from the Seller, and the Seller agreed to sell to the Company, 229,500 shares of stock of Sigmaways, representing 51% of Sigmaways’ outstanding shares (the “Acquisition”). In exchange therefor, the Company agreed to (i) issue to the Seller 2,000,000 shares of the Company’s common stock; (ii) pay to the Seller cash consideration initially expected to be $1,000,000; provided that the final number of shares of Company common stock and the final cash consideration each will be jointly determined by the parties prior to the closing of the Acquisition (the “Closing”) based on the valuation of Sigmaways as of the Closing; and (iii) issue to the Seller a warrant to acquire 1,500,000 shares of the Company’s common stock (the “Warrant”). The per share exercise price of the Warrant will be the VWAP for the Company’s common stock calculated as of the last trading day prior to the Closing date.

In addition, at the Closing, the Company will acquire from Sigmaways additional shares of Sigmaways stock (the “Additional Shares”) to be issued as newly issued shares, for a total investment of $2,000,000. The parties will jointly determine and agree to the following prior to Closing: (i) the valuation of Sigmaways as of immediately prior to the Closing, and (ii) therefore, the number of shares of Sigmaways stock which will constitute the Additional Shares. Prior to Closing, Sigmaways will amend its articles of incorporation to increase the authorized number of shares of Sigmaways stock to a number sufficient that the Additional Shares may be validly issued to the Company.

At the Closing, two persons designated by the Company will be named to Sigmaways’ Board of Directors, and the sole other member of the Sigmaways Board of Directors will be the Seller. In addition, at the Closing, the Seller will be named to the Company’s Board of Directors. At the Closing, Sigmaways will enter into an employment agreement with the Seller and such other persons if agreed upon by the parties.

The Sigmaways Agreement contains certain covenants, representations and warranties customary for an agreement of this type. In addition, the Closing is subject to the satisfaction or waiver of certain conditions, including, but not limited to, the following: (i) the parties shall have agreed, in each party’s sole discretion, on the valuation of Sigmaways as of the Closing, the resulting cash purchase price and the number of Additional Shares to be acquired by the Company pursuant to the terms of the Sigmaways Agreement; (ii) the Paycheck Protection Program Loan received by Sigmaways shall have been forgiven.

The Sigmaways Agreement may be terminated at any time prior to the Closing as follows:

●	By mutual written consent of all parties;
●	By the Seller and Sigmaways, acting jointly, or by the Company, if there shall be in effect a final non-appealable order, judgment, injunction or decree entered by or with any governmental authority restraining, enjoining or otherwise prohibiting the consummation of the transactions that are the subject of the Sigmaways Agreement;
●	By the Company if there shall have been a breach in any material respect of any representation, warranty, covenant or agreement on the part of Sigmaways or the Seller and such breach has not been cured as set forth in the Sigmaways Agreement;
●	By the Seller and Sigmaways, acting jointly, if there shall have been a breach in any material respect of any representation, warranty, covenant or agreement on the part of the Company and such breach has not been cured as set forth in the Sigmaways Agreement;
●	By either the Seller and Sigmaways, acting jointly, or by the Company, if the Closing has not occurred by December 31, 2022; or
●	By the Company if, its sole discretion, at any time prior to the Closing, the Company determines that its due diligence review of Sigmaways is not satisfactory to the Company.

As of the date of this filing, Sigmaways and the Company were still undergoing the process of the share exchange transaction. The transaction has not been closed yet.

Metros Consulting and Services Agreement

On October 20, 2022 (the “Effective Date”), the Company entered into a Consulting and Services Agreement (the “Metros Consulting Agreement”) by and between the Company and Metros Development Co., Ltd., a Japanese corporation (“Metros”). Pursuant to the terms of the Metros Consulting Agreement, the Company agreed to provide Metros certain services, including the following (collectively, the “Company Services”):

(i)	Assistance with the selection and negotiation of terms for a law firm, underwriter and auditing firm for Metros;
(ii)	Assisting in the preparation of documentation for internal controls required for an initial public offering or de-SPAC transaction or other Fundamental Transaction (as defined below) by Metros;
(iii)	Attend and, if requested by Metros, lead meetings with Metros’ management and employees;
(iv)	Provide Metros with support services related to Metros’ NASDAQ listing;
(v)	Assist in the preparation of S-1 or F-1 filings; and
(vi)	Preparing an investor presentation/deck and executive summary of Metros’ business and operations.

In providing the Company Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the Metros Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of Metros’ securities; participation in discussions between Metros and potential investors; assisting in structuring any transactions involving the sale of Metros’ securities; pre-screening of potential investors; discuss details of the nature of the securities sold or whether recommendations were made concerning the sale of securities; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in Metros.

Pursuant to the terms of the Metros Consulting Agreement, Metros agreed to compensate the Company as follows in return for the provision of the Company Services during the nine-month term (the “Term”):

(a)	$300,000, to be paid as follows: (i) $100,000 on the Effective Date; (ii) $100,000 on the three-month anniversary of the Effective Date; and (iii) $100,000 on the six-month anniversary of the Effective Date; and

(b)	Issuance by Metros to the Company of a warrant (the “Company Warrant”), deemed fully earned and vested as of the Effective Date, to acquire a number of shares of capital stock of Metros, to initially be equal to 2% of the fully diluted share capital of Metros as of the Effective Date (980 shares), subject to adjustment as set forth in the Company Warrant.

For any services performed by the Company beyond the Term, Metros will compensate the Company for such Company Services at the rate of $150 per hour, based on the hours spent by personnel of the Company.

The Term of the Metros Consulting Agreement will expire unless renewed upon mutual written agreement of the parties.

As provided in the Metros Consulting Agreement, on the Effective Date, Metros issued the Company Warrant to the Company. Pursuant to the terms of the Company Warrant, the Company may, at any time on or after the date (the “Metros IPO Date”) that either (i) Metros completes its first initial public offering of stock in the United States resulting in any class of Metros’ stock being listed for trading on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American (the “Metros IPO”), or (ii) Metros undertakes any other Fundamental Transaction, and on or prior to the close of business on the tenth anniversary of the Metros IPO Date, exercise the Company Warrant to purchase 980 shares of capital stock of Metros for an exercise price per share of $0.01, subject to adjustment as provided in the Company Warrant. The Company Warrant contains a 9.99% equity blocker.

Amendment No. 1 to Metros Consulting and Services Agreement

On October 26, 2022, the Company entered into Amendment No. 1 to Consulting and Services Agreement by and between the Company and Metros (“Metros Amendment No. 1”). Pursuant to the terms of Metros Amendment No. 1, the Company and Metros agreed to amend the Metros Consulting Agreement such that Metros agreed to compensate the Company as follows in return for the provision of the Company Services during the nine-month Term:

(a)	$500,000, to be paid as follows: (i) $200,000 on the Effective Date; (ii) $150,000 on the three-month anniversary of the Effective Date; and (iii) $150,000 on the six-month anniversary of the Effective Date; and

(b)	Issuance by Metros to the Company of a warrant (the “New Company Warrant”), deemed fully earned and vested as of the Effective Date, to acquire a number of shares of capital stock of Metros, to initially be equal to 3% of the fully diluted share capital of Metros as of the Effective Date (1,440 shares), subject to adjustment as set forth in the New Company Warrant.

In addition, pursuant to the terms of Metros Amendment No. 1, the Company Warrant was terminated as of October 26, 2022.

Except as set forth in Metros Amendment No. 1, the Metros Consulting Agreement remains in full force and effect.

As provided in Metros Amendment No. 1, on October 26, 2022, Metros issued the New Company Warrant to the Company. Pursuant to the terms of the New Company Warrant, the Company may, at any time on or after the Metros IPO Date, and on or prior to the close of business on the tenth anniversary of the Metros IPO Date, exercise the New Company Warrant to purchase 1,440 shares of capital stock of Metros for an exercise price per share of $0.01, subject to adjustment as provided in the New Company Warrant. The New Company Warrant contains a 9.99% equity blocker.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) authorized a share repurchase program, pursuant to which the Company may repurchase up to $3.5 million of its outstanding shares of common stock (the “Repurchase Program”). The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market purchases, privately negotiated transactions or other means, including trading plans intended to qualify under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable federal securities laws and other applicable legal requirements. The Company funded these repurchases through existing cash balances. Decisions regarding the amount and the timing of purchases under the program were influenced by the Company’s cash on hand, cash flows from operations, general market conditions and other factors. HeartCore was not obligated to acquire any particular amount of its common stock. This program had no set termination date and could be suspended or discontinued by the Board at any time.

The Repurchase Program was terminated on September 23, 2022. The Company has repurchased an aggregate of 1,349,390 shares of its common stock pursuant to the Repurchase Program.

Financial Overview

For the three months ended September 30, 2022 and 2021, we generated revenues of $1,872,476 and $3,470,510, respectively, and reported net losses of $1,970,934 and net income of $191,349, respectively. For the nine months ended September 30, 2022 and 2021, we generated revenues of $6,818,774 and $8,446,011, respectively, and reported net losses of $5,253,026 and net income of $414,826, respectively, and cash out flow used in operating activities of $4,206,370 and cash in flow provided by operating activities of $1,239,250, respectively. As noted in our unaudited consolidated financial statements, as of September 30, 2022, we had an accumulated deficit of $9,149,139.

Results of Operations

Comparison of Results of Operations for the Three Months ended September 30, 2022 and 2021

The following table summarizes our operating results as reflected in our statements of income during the three months ended September 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months ended September 30,
	2022		2021		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

REVENUES	$1,872,476	100.0%	$3,470,510	100.0%	$(1,598,034)	-46.0%
COST OF REVENUES	1,543,256	82.4%	1,786,125	51.5%	(242,869)	-13.6%
GROSS PROFIT	329,220	17.6%	1,684,385	48.5%	(1,355,165)	-80.5%

Operating expenses
Selling expenses	771,496	41.2%	79,438	2.3%	692,058	871.2%
General and administrative expenses	1,513,028	80.8%	1,202,701	34.6%	310,327	25.8%
Research and development expenses	58,275	3.1%	189,686	5.5%	(131,411)	-69.3%
Total operating expenses	2,342,799	125.1%	1,471,825	42.4%	870,974	59.2%

Income (loss) from operations	(2,013,579)	-107.5%	212,560	6.1%	(2,226,139)	-1,047.3%

Other income (expenses), net	23,576	1.2%	(7,689)	-0.2%	31,265	-406.6%

Income (loss) before income tax provision	(1,990,003)	-106.3%	204,871	5.9%	(2,194,874)	-1,071.3%

Income taxes expense (benefit)	(19,069)	-1.0%	13,522	0.4%	(32,591)	-241.0%

Net income (loss)	(1,970,934)	-105.3%	191,349	5.5%	(2,162,283)	-1,130.0%

Less: net income attributable to non-controlling interest	-	-	5,176	0.1%	(5,176)	-100.0%

NET INCOME (LOSS) ATTRIBUTABLE TO HEARTCORE ENTERPRISES, INC.	$(1,970,934)	-105.3%	$186,173	5.4%	$(2,157,107)	-1,158.7%

Revenues

Our total revenues decreased by $1,598,034, or 46.0%, to $1,872,476 for the three months ended September 30, 2022 from $3,470,510 for the three months ended September 30, 2021, mainly attributable to the decrease in revenue from sales of on-premise software, because an important customer renewed its software license in July 2021, and decrease in revenue from software development, offset by revenue from newly established consulting services.

Cost of Revenues

Our total costs of revenues decreased by $242,869, or 13.6%, to $1,543,256 for the three months ended September 30, 2022 from $1,786,125 for the three months ended September 30, 2021, in light of the decrease in sales of on-promise software and software development, offset by the costs related to the consulting services.

Gross Profit

Our total gross profit decreased by $1,355,165, or 80.5%, to $329,220 for the three months ended September 30, 2022 from $1,684,385 for the three months ended September 30, 2021. Our overall gross profit margin decreased by 30.9% to 17.6% in the three months ended September 30, 2022 from 48.5% in the three months ended September 30, 2021.

Selling Expenses

Our selling expenses increased by $692,058, or 871.2%, to $771,496 in the three months ended September 30, 2022 from $79,438 in the three months ended September 30, 2021, primarily attributable to an increase in advertising expenses, as the U.S. parent company launched advertising activities to increase its visibility in the U.S. after the Company went public in the U.S. In addition, the Company increased advertising expenses for its newly established consulting services in Japan.

As a percentage of revenues, our selling expenses accounted for 41.2% and 2.3% of our total revenue for the three months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses

Our general and administrative expenses increased by $310,327 or 25.8%, to $1,513,028 in the three months ended September 30, 2022 from $1,202,701 in the three months ended September 30, 2021, primarily attributable to the increase in stock-based compensation, the U.S. parent company’s office expenses, and D&O indemnity insurance premiums, offset by the decrease in consulting and professional fees as we finished the process of going public in early 2022.

As a percentage of revenues, general and administrative expenses were 80.8% and 34.6% of our revenue for the three months ended September 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses decreased by $131,411 or 69.3%, to $58,275 in the three months ended September 30, 2022 from $189,686 in the three months ended September 30, 2021, primarily attributable to the decrease in outsourcing expenses relating to the development of a high quality 12K VR camera and related data compression system, which was completed in June 2022.

As a percentage of revenues, research and development expenses were 3.1% and 5.5% of our revenue for the three months ended September 30, 2022 and 2021, respectively.

Other Income (Expenses), net

Our other income (expenses) primarily includes interest income generated from bank deposits and loan to a related-party, interest expenses for bank loans, bonds, and leases, other incomes, and other expenses. We recorded other income, net of $23,576 in the three months ended September 30, 2022, as compared to other expense, net of $7,689 in the three months ended September 30, 2021, primarily attributable to the increase in interest income and other income.

Income Tax Expense (Benefit)

Our income taxes benefit was $19,069 in the three months ended September 30, 2022, as compared to the income taxes expense of $13,522 in the three months ended September 30, 2021, mainly due to the increase in the net loss and the decrease in deferred tax expense.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $1,970,934 for the three months ended September 30, 2022, representing a $2,162,283 or 1,130.0% decrease from a net income of $191,349 for the three months ended September 30, 2021.

Net Income attributable to Non-controlling Interest

We owned 97.35% of the outstanding shares of the operation subsidiary, HeartCore Co, which located in Japan, as of September 30, 2021. Accordingly, we recorded net income attributable to the non-controlling interest. The net income attributable to non-controlling interest was $5,176 in the three months ended September 30, 2021.

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

On February 24, 2022, the Company purchased 278 shares of HeartCore Co from Dentsu Digital for JPY50,040,000 (approximately $435,500 when paid). As a result, HeartCore Co became a wholly owned subsidiary of the Company. Accordingly, we did not record non-controlling interest income in the three months ended September 30, 2022.

Net Income (Loss) attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,970,934 for the three months ended September 30, 2022, representing a $2,157,107 or 1,158.7% decrease from a net income attributable to HeartCore Enterprises, Inc. of $186,173 for the three months ended September 30, 2021.

Comparison of Results of Operations for the Nine Months ended September 30, 2022 and 2021

The following table summarizes our operating results as reflected in our unaudited statements of operations during the nine months ended September 30, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Nine Months ended September 30,
	2022		2021		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of

REVENUES	$6,818,774	100.0%	$8,446,011	100.0%	$(1,627,237)	-19.3%
COST OF REVENUES	3,935,908	57.7%	4,369,144	51.7%	(433,236)	-9.9%
GROSS PROFIT	2,882,866	42.3%	4,076,867	48.3%	(1,194,001)	-29.3%

Operating expenses
Selling expenses	1,706,250	25.0%	226,903	2.7%	1,479,347	652.0%
General and administrative expenses	5,832,276	85.5%	2,986,291	35.4%	2,845,985	95.3%
Research and development expenses	583,762	8.6%	321,857	3.8%	261,905	81.4%
Total operating expenses	8,122,288	119.1%	3,535,051	41.9%	4,587,237	129.8%

Income (loss) from operations	(5,239,422)	-76.8%	541,816	6.4%	(5,781,238)	-1,067.0%

Other expenses, net	(24,510)	-0.4%	(29,553)	-0.3%	5,043	-17.1%

Income (loss) before income tax provision	(5,263,932)	-77.2%	512,263	6.1%	(5,776,195)	-1,127.6%

Income taxes expense (benefit)	(10,906)	-0.2%	97,437	1.2%	(108,343)	-111.2%

Net income (loss)	(5,253,026)	-77.0%	414,826	4.9%	(5,667,852)	-1,366.3%

Less: net income attributable to non-controlling interest	-	-	11,112	0.1%	(11,112)	-100.0%

NET INCOME (LOSS) ATTRIBUTABLE TO HEARTCORE ENTERPRISES, INC.	$(5,253,026)	-77.0%	$403,714	4.8%	$(5,656,740)	-1,401.2%

Revenues

Our total revenues decreased by $1,627,237, or 19.3%, to $6,818,774 for the nine months ended September 30, 2022 from $8,446,011 for the nine months ended September 30, 2021, primarily attributable to the decrease in revenue from sales of on-premise software, because an important customer renewed its software license in July 2021, and the decrease in revenue from software development, offset by revenue from newly established consulting services. In addition, the ongoing depreciation of Japanese Yen in 2022 also caused the decrease in our revenue.

Cost of Revenues

Our total costs of revenues decreased by $433,236 or 9.9%, to $3,935,908 for the nine months ended September 30, 2022 from $4,369,144 for the nine months ended September 30, 2021, in light of the decrease in sales of on-promise software and software development, offset by the costs related to the consulting services.

Gross Profit

Our total gross profit decreased by $1,194,001, or 29.3%, to $2,882,866 for the nine months ended September 30, 2022 from $4,076,867 for the nine months ended September 30, 2021. Our overall gross profit margin decreased by 6.0% to 42.3% in the nine months ended September 30, 2022 from 48.3% in the nine months ended September 30, 2021.

Selling Expenses

Our selling expenses increased by $1,479,347, or 652.0%, to $1,706,250 in the nine months ended September 30, 2022 from $226,903 in the nine months ended September 30, 2021, primarily attributable to an increase in advertising expenses, as the U.S. parent company launched advertising activities to increase its visibility in the U.S. after the Company went public in the U.S. In addition, the Company increased advertising expenses for its newly established consulting services in Japan.

As a percentage of revenues, our selling expenses accounted for 25.0% and 2.7% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses

Our general and administrative expenses increased by $2,845,985 or 95.3%, to $5,832,276 in the nine months ended September 30, 2022 from $2,986,291 in the nine months ended September 30, 2021, primarily attributable to the increase in stock-based compensation, salaries and welfare, the U.S. parent company’s office expenses, and D&O indemnity insurance premiums.

As a percentage of revenues, general and administrative expenses were 85.5% and 35.4% of our revenue for the nine months ended September 30, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses increased by $261,905 or 81.4%, to $583,762 in the nine months ended September 30, 2022 from $321,857 in the nine months ended September 30, 2021, primarily attributable to an increase in outsourcing expenses relating to development of a high quality 12K VR camera and related data compression system in the nine months ended September 30, 2022.

As a percentage of revenues, research and development expenses were 8.6% and 3.8% of our revenue for the nine months ended September 30, 2022 and 2021, respectively.

Other Expenses, net

Our other income (expenses) primarily includes interest income generated from bank deposits and loan to a related-party, interest expenses for bank loans, bonds, and leases, other incomes, and other expenses. Total other expenses, net, decreased by $5,043 or 17.1%, from $29,553 in the nine months ended September 30, 2021 to $24,510 in the nine months ended September 30, 2022.

Income Tax Expense (Benefit)

Our income taxes benefit was $10,906 in the nine months ended September 30, 2022, as compared to the income taxes expense of $97,437 in the nine months ended September 30, 2021, mainly due to the increase in net loss and the decrease in deferred tax expense.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $5,253,026 for the nine months ended September 30, 2022, representing a $5,667,852 or 1,366.3% decrease from a net income of $414,826 for the nine months ended September 30, 2021.

Net Income attributable to Non-controlling Interest

We owned 97.35% of the outstanding shares of the operation subsidiary, HeartCore Co, which located in Japan, as of September 30, 2021. Accordingly, we recorded net income attributable to the non-controlling interest. The net income attributable to non-controlling interest was $11,112 in the nine months ended September 30, 2021.

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

On February 24, 2022, the Company purchased 278 shares of HeartCore Co from Dentsu Digital for JPY50,040,000 (approximately $435,500 when paid). As a result, HeartCore Co became a wholly owned subsidiary of the Company. Accordingly, we did not record non-controlling interest income in the nine months ended September 30, 2022.

Net Income (Loss) attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $5,253,026 for the nine months ended September 30, 2022, representing a $5,656,740 or 1,401.2% decrease from a net income attributable to HeartCore Enterprises, Inc. of $403,714 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had $7,843,208 in cash as compared to $3,136,839 as of December 31, 2021. As of September 30, 2022, our working capital was $6,149,541 as compared to $62,919 as of December 31, 2021. We also had $621,345 in accounts receivable as of September 30, 2022. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided to and accepted by customers.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(4,206,370)	$1,239,250
Net cash used in investing activities	(8,630)	(151,065)
Net cash provided by (used in) financing activities	9,122,350	(816,155)
Effect of exchange rate changes	(200,981)	(239,423)
Net increase in cash and cash equivalents	4,706,369	32,607
Cash and cash equivalents, beginning of the period	3,136,839	3,058,175
Cash and cash equivalents, end of the period	$7,843,208	$3,090,782

Operating Activities

Net cash used in operating activities was $4,206,370 for the nine months ended September 30, 2022, as compared to the amount of $1,239,250 net cash provided by operating activities for the nine months ended September 30, 2021, primarily consisting of the following:

●	Net loss of $5,253,026 for the nine months ended September 30, 2022.
●	A decrease of $213,691 in operating lease liabilities, due to the rent payment made.
●	A decrease of $206,569 in other liabilities, primarily due to the decrease in sales tax payable.
●	Offset by non-cash lease expense of $207,549.
●	Offset by share-based compensation of $1,225,477.

Investing Activities

Net cash used in investing activities amounted to $8,630 for the nine months ended September 30, 2022, as compared to net cash used in investing activities amounted to $151,065 for the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities amounted to $9,122,350 for the nine months ended September 30, 2022, as compared to net cash used in financing activities amounted to $816,155 for the nine months ended September 30, 2021, primarily consisting of net proceeds of $13,823,126 from the initial public offering and issuance of common shares prior to the initial public offering, and offset by payment for mandatorily redeemable financial interest of $430,489, payment for repurchase of common stocks of $3,500,000, and repayment of long-term debts of $699,407.

Contractual obligations

Lease commitment

The Company has entered into two leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases.

As of September 30, 2022, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year ending December 31,	Finance leases	Operating leases
Remaining of 2022	$5,243	$71,778
2023	17,649	287,112
2024	259	287,112
2025	-	287,112
2026	-	287,112
Thereafter	-	1,469,265
Total lease payments	23,151	2,689,491
Less: imputed interest	(76)	(165,820)
Total lease liabilities	23,075	2,523,671
Less: current portion	19,502	264,387
Non-current lease liabilities	$3,573	$2,259,284

Long Term Debt

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions.

As of September 30, 2022, future minimum loan payments are as follows:

Loan
Year ending December 31,	Payment
Remaining of 2022	$107,593
2023	646,715
2024	400,961
2025	230,041
2026	209,315
Thereafter	171,757
Total	$1,766,382

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenues on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenues are reported net of related uncollected deferred revenues in the consolidated balance sheets. The amount of revenues recognized during the nine months ended September 30, 2022 and 2021 that were included in the opening deferred revenues balance was approximately $1.2 million and $2.0 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of common shares made during the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or Programs (1)	Approximate dollar value of shares that may yet be purchased under plans or programs
July 1, 2022 to July 31, 2022	587,804	$2.83	587,804	$499,244
August 1, 2022 to August 31, 2022	174,873	2.57	174,873	49,256
September 1, 2022 to September 30, 2022	27,904	1.77	27,904	-
Total	790,581	$2.74	790,581	$-

(1)	The stock repurchase program approved by the Board of Directors on June 1, 2022, authorized the repurchase of up to $3.5 million of our outstanding common shares from time to time on the open market or in privately negotiated transactions permitted by securities laws and other legal requirements. The repurchase program was terminated on September 23, 2022. The Company has repurchased an aggregate of 1,349,390 shares of its common stock pursuant to the repurchase program.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Amendment No. 1 to Consulting and Services Agreement, dated as of August 17, 2022, by and between the registrant and Syla Technologies Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).

10.2	Common Stock Purchase Warrant issued on August 17, 2022 by Syla Technologies Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).

10.3	Share Exchange and Purchase Agreement, dated as of September 6, 2022, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

10.4	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.5	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.6	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.7	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.8	Termination of Consulting and Services Agreement and Warrant, dated as of October 26, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.9	Amendment No. 1 to Consulting and Services Agreement, dated as of October 26, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.10	Common Stock Purchase Warrant, issued on October 26, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.11†	Amendment No. 1 to Executive Employment Agreement, dated as of October 28, 2022, by and between the registrant and Sumitaka Yamamoto. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2022).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: November 14, 2022	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: November 14, 2022	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

