Form 10-K
period 2022-12-31
HeartCore Enterprises, Inc.
filed 2023-03-31
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $2.37 per share of common stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $11,899,377.

As of March 31, 2023, there were 20,842,690 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

PART I

ITEM 1. BUSINESS

This Business section, along with other sections of this annual report on Form 10-K, includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and we do not make any representation as to the accuracy of the information. Unless the context otherwise requires, “HeartCore,” “we,” “us,” “our,” or the “Company” refers to HeartCore Enterprises, Inc. and its consolidated subsidiaries, including, but not limited to, HeartCore Co., Ltd. (“HeartCore Co.”), HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), HeartCore Financial, Inc. (HeartCore Financial”), and Sigmaways, Inc. (“Sigmaways”). HeartCore Financial was incorporated in January 2023. HeartCore Capital Advisors was incorporated in February 2023. The acquisition of Sigmaways was closed in February 2023.

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

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2022, our sales and marketing organization was comprised of 14 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had 903 total customers in Japan, of which 645, or 71.4%, were paying customers, and 24 total customers outside Japan, of which 2, or 0.2%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

On September 6, 2022, HeartCore Enterprises, Inc. entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California and is engaged in the business of developing and sales of software in the United States. The acquisition closed on February 1, 2023.

During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of March 30, 2023, we have entered into consulting agreements with nine companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranges from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions. In the first quarter of 2023, we formed HeartCore Financial and HeartCore Capital Advisors as a part of our Go IPO consulting business.

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

We focus on selling our CXM Platform to mid-market business-to-business companies, which we define as companies that have between 100 and 5,000 employees. We sell our CXM Platform on a subscription basis. As of December 31, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had 903 total customers in Japan, of which 645, or 71.4%, were paying customers and 24 total customers outside Japan, of which 2, or 0.2%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

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

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2022, our sales and marketing organization was comprised of 14 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. Our sales and marketing strategy is focused on driving growth through selling products to new customers and driving expansion within our existing customers. Our products officer, together with our sales, marketing, and executive teams, promote our brand by working to cultivate long-term relationships with current and prospective customers, expand our partnership network and foster our developer community.

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

Customers

We have a large and diversified customer base. No single customer accounted for more than 10% of our revenue for the year ended December 31, 2022. As of December 31, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had 903 total customers of varying sizes. We pride ourselves in providing what we believe to be a great experience to every single customer and user of our software. Our customers span a variety of industries and across various departments within an organization and include:

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

Large and Growing Solutions Partner Program. Our solutions partners promote our brand and offer our CXM Platform to their clients. Solutions partners and customers referred to us by our solutions partners represented approximately 50% of our total customers as of December 31, 2022, and approximately 64% of our total revenue for the year ended December 31, 2022. These solutions partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

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

Increase Revenue from Existing Customers. With 903 total customers from our combined business units in Japan as of December 31, 2022, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our CXM Platform by upselling additional offerings and features, adding additional users, and cross-selling our marketing, sales, service, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our CXM Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

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

Continue to Invest in Major Markets. Since inception, we have invested in developing an infrastructure that would allow us to scale globally. We continue seeing adoption of our products across all geographies in which we operate and believe we have a significant runway ahead of us. We believe there is a significant opportunity to expand use of our software in the top 25 countries as measured by gross domestic product. As of December 31, 2022, sales to customers located in such countries represented 100% of our total annualized renewal run-rate. We intend to continue to make significant investments to expand our sales and drive adoption of our software throughout those markets. In particular, we believe that North America represents a significant opportunity for us, and we intend on continuing to expand our sales and drive adoption of our software across the region. As of December 31, 2022, customers located in the United States represented 0% of our total annualized renewal run-rate.

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

As of December 31, 2022, we held one issued patent in Japan. Our issued patent is scheduled to expire between October 2028 and January 2030. As of December 31, 2022, we held one pending U.S. trademark application, and more than two active foreign trademark filings. As of December 31, 2022, we held two domain names in the United States and in foreign jurisdictions. We continually review our development efforts to assess and identify the existence and patentability of new intellectual property.

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

Although our company has been in existence for less than two years, our wholly owned operating subsidiary, HeartCore Co. operated throughout the pandemic and continues to operate after the pandemic. HeartCore Co.’s business is affected by a variety of external factors related to the pandemic and post-pandemic that are beyond our control. For existing customers, the pandemic had no impact on the use of our software; for new customers in the travel, hotel, airline, rail, and food service industries in the CX division, the pandemic resulted in a decrease in new orders. However, although the pandemic is coming to an end, it will take some time before the economy is fully normalized. This results in even lower sales in 2022 than in 2021. Regarding the impact of the pandemic on the DX sector, demand for our DX software increased as large companies were forced to change their work patterns, forcing employees to work remotely. In 2022, after the pandemic, a number of employees left the company, forcing the company to downsize its operations and resulted in a decline in sales. During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of March 30, 2023, we have entered into consulting agreements with nine companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranges from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions.

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

On September 6, 2022, HeartCore Enterprises, Inc. entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California and is engaged in the business of developing and sales of software in the United States. The acquisition was closed on February 1, 2023.

In the first quarter of 2023, we formed HeartCore Financial and HeartCore Capital Advisors as a part of our Go IPO consulting business.

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

Stock Purchase Agreement – Dentsu Digital Investment Limited

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”) entered into a Stock Purchase Agreement, pursuant to which the Company agreed to purchase the 278 shares of HeartCore Co. from Dentsu Digital in accordance with certain terms and conditions in the Stock Purchase Agreement. In accordance with the terms of the Stock Purchase Agreement, the Company agreed to purchase the 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500) on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common stock, filed by the Company with the SEC or (ii) December 20, 2022.

On February 24, 2022, the Company purchased 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500). As a result, effective February 24, 2022, HeartCore Co. is a wholly owned subsidiary of the Company.

Recent Developments

Related Party Transactions

As of December 31, 2022 and 2021, the Company has a due to related party balance of $402 and $1,110, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2022, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $575. During the year ended December 31, 2021, the Company advanced $87,664 to this related party, and the related party paid expenses of $111,350 on behalf of the Company. As of December 31, 2020, Sumitaka Yamamoto held 467,622 shares issued with repurchase provision in relation to the stock options the Company granted in May 2016 that he repurchased on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares that Sumitaka Yamamoto held on behalf of the Company for $1 and settled the share repurchase payable to him of $28, resulting in a gain on shares redemption of $27.

As of December 31, 2022 and 2021, the Company has a loan receivable balance of $294,919 and $386,315, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the year ended December 31, 2021, the Company loaned $55,212 to this related party, and the related party paid expenses of $13,704 on behalf of the Company. During the year ended December 31, 2022, the Company received repayments of $44,871 from this related party.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party. During the period from January 1, 2021 to July 12, 2021, when Suzuyo Shinwart Corporation was a related party of the Company, the Company has revenues from this related party of $157,791 from software sales and incurred cost with this related party of $332,669 for software development services provided.

Stock Purchase

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”) entered into a Stock Purchase Agreement, pursuant to which the Company has agreed to purchase the 278 shares of HeartCore Co. from Dentsu Digital in accordance with certain terms and conditions in the Stock Purchase Agreement. In accordance with the terms of the Stock Purchase Agreement, the Company shall purchase the 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500) on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common stock, filed by the Company with the SEC or (ii) December 20, 2022.

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

Equity Awards

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

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to our 2021 Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded.

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 restricted stock units pursuant to the 2021 Plan. These common stock vest on each annual anniversary of the date of the employment agreement, in an amount equal to 25% of the applicable shares of common shares.

On February 25, 2022, the Company entered into a service agreement with a marketing company to purchase 6-month marketing services and granted 83,333 restricted stock units. The restricted stock units were issued and vested on May 15, 2022.

On August 2, 2022, the Company awarded options to purchase 2,000 shares of common stock pursuant to our 2021 Plan at an exercise price of $2.94 per share to an employee. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded.

On August 9, 2022, the Company awarded options to purchase 14,500 shares of common shares at an exercise price of $2.48 per share to three prior employees of the Company. The options are fully vested and exercisable on the grant date, with the expiration date on August 9, 2026.

On February 3, 2023, the Company granted stock options to an employee to purchase 100,000 common shares at an exercise price of $1.17 per share throughout a period of ten years from the grant date. The stock options will vest 50% on the grant date and February 1, 2024, respectively.

On March 22, 2023, the Company granted 671,350 shares of common shares to the employees and service providers of Sigmaways.

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

Share Repurchase Program

On June 1, 2022, the Board of Directors approved a share repurchase program (“2022 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $3.5 million of its outstanding common shares. The timing and amount of repurchases under the program are determined by the Company’s management based on its evaluation of market conditions and other factors. This program has no set termination date and may be suspended or discontinued at any time.

During the period from June 1, 2022 through September 30, 2022, the Company repurchased 1,349,390 shares of common shares at an average price of $2.59 per share totaling approximately $3.5 million (including commissions) under the 2022 Share Repurchase Program. As of September 30, 2022, the Company has used up the entire balance authorized under the 2022 Share Repurchase Program.

On October 18, 2022, the Board of Directors approved to retire all the repurchased shares. As of December 31, 2022, all of the 1,349,390 treasury shares have been retired.

Properties

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2023 with automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $25,309 per month and a share of sales taxes of $2,531 per month. We also have an office at 2-4-35, Mekaru, Naha-city, Okinawa, Japan, where we lease approximately 890 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in August 2023 with automatic annual renewal option. Terms of the Okinawa office lease provide for a base rent payment of $1,370 per month and a share of sales taxes of $137 per month.

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

Since 2009, we have expanded beyond our Japanese headquarters to several offices globally and have built a large remote community. Currently, we are operating primarily from our office in Japan. As of December 31, 2022, we had 49 full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows;
●	We are a holding company and depend upon our subsidiary for our cash flows;
●	We may require additional funding for our growth plans, and such funding may result in a dilution of your investment;
●	We currently are a “controlled company” within the meaning of Nasdaq Capital Market rules and the rules of the SEC and, as a result, qualify for exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of other companies that are subject to such requirements;
●	If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest;
●	The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain;
●	Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor given that they are relying upon support from their China-based offices, and the delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment;
●	We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for content management, customer experience management, task and process mining, and robotic process automation;
●	Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results;
●	If we do not accurately predict subscription renewal rates or otherwise fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected;
●	Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results;
●	We face significant competition from both established and new companies offering digital marketing, task and process mining, content management, customer experience management, and robotic process automation, and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business;
●	We have experienced rapid growth and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately;
●	Failure to effectively develop and expand our digital marketing, task and process mining, content management, customer experience management, and robotic process automation capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our software;
●	The rate of growth of our business depends on the continued participation and level of service of our third-party partners;
●	We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance;
●	If we fail to maintain our inbound thought leadership position, our business may suffer;
●	If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer;
●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our software may become less competitive;
●	If we fail to offer high-quality customer support, our business and reputation may suffer;
●	We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed;

●	Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed;
●	Changes in the sizes or types of businesses that purchase our software or in the applications within our software purchased or used by our customers could negatively affect our operating results;
●	We have in the past completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or harm our operating results;
●	Because our long-term growth strategy involves further expansion of our sales to customers outside Japan, our business will be susceptible to risks associated with international operations;
●	If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed;
●	We rely on our management team and other key employees, and the loss of one or more key employees could harm our business;
●	The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy;
●	Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our software to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue;
●	If our software has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs;
●	We are dependent on the continued availability of third-party data hosting and transmission services;
●	If we do not or cannot maintain the compatibility of our software with third-party applications that our customers use in their businesses, our revenue will decline;
●	We rely on data provided by third parties, the loss of which could limit the functionality of our software and disrupt our business;
●	Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our software;
●	If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our software may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our software, our reputation may be damaged and we may incur significant liabilities;
●	Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others;
●	If we fail to adequately protect our proprietary rights, in Japan and abroad, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights;
●	Our use of “open-source” software could negatively affect our ability to offer our software and subject us to possible litigation;
●	We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue;
●	The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our software and our ability to conduct business;
●	Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our software and potentially subject us to regulatory enforcement or private litigation;
●	We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws;
●	Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition;
●	We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations;

●	Despite our level of indebtedness, we and our subsidiary may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above; and
●	There can be no assurance that we will be able to comply with Nasdaq Capital Market’s continued listing standards.
●	On March 12, 2023, Signature Bank was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. The Company held approximately $4.7 million cash deposits at Signature Bridge Bank, N.A. as of March 12, 2023. Normal banking activities resumed on Monday, March 13, 2023.

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

Although our company has been in existence for less than two years, our wholly owned operating subsidiary, HeartCore Co. operated throughout the pandemic and continues to operate after the pandemic. HeartCore Co.’s business is affected by a variety of external factors related to the pandemic and post-pandemic that are beyond our control. For existing customers, the pandemic had no impact on the use of our software; for new customers in the travel, hotel, airline, rail, and food service industries in the CX division, the pandemic resulted in a decrease in new orders. However, although the pandemic is coming to an end, it will take some time before the economy is fully normalized. This results in even lower sales in 2022 than in 2021. Regarding the impact of the pandemic on the DX sector, demand for our DX software increased as large companies were forced to change their work patterns, forcing employees to work remotely. In 2022, after the pandemic, a number of employees left the company, forcing the company to downsize its operations and resulted in a decline in sales. During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of March 30, 2023, we have entered into consulting agreements with nine companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranges from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions.

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

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. On December 2, 2021, the SEC adopted amendments to finalize such rules. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year by evaluating the annual report we file, in which we will identify the auditor who provide opinions related to the financial statements presented in our annual report, the location where the auditor’s report has been issued and the PCAOB ID number of such audit firm or branch. If we have three consecutive non-inspection years, the SEC will implement the trading prohibition of our common stock through stop orders, and the exact timeline for when the SEC will delist an issuer after three consecutive non-inspection years remain imprecise. On June 22, 2021, the United States Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if enacted, would decrease the number of non-inspection years from three years to two, thus reducing the time period before our common stock may be prohibited from trading or delisted. On December 29, 2022, the AHFCAA was signed into law.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China (together, the “PRC Authorities”). The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On December 15, 2022, the PCAOB announced in its 2022 HFCA Act Determination Report (the “2022 Report”) its determination that the PCAOB was able to secure complete access to inspect and investigate audit firms in the People’s Republic of China (PRC), and the PCAOB Board voted to vacate previous determinations to the contrary. According to the 2022 Report, this determination was reached after the PCAOB had thoroughly tested compliance with every aspect of the Protocol necessary to determine complete access, including on-site inspections and investigations in a manner fully consistent with the PCAOB’s methodology and approach in the U.S. and globally. According to the 2022 Report, the PRC Authorities had fully assisted and cooperated with the PCAOB in carrying out the inspections and investigations according to the Protocol, and have agreed to continue to assist the PCAOB’s investigations and inspections in the future. The PCAOB may reassess its determinations and issue new determinations consistent with the HFCAA at any time.

Our financial statements contained in this Annual Report on Form 10-K have been audited by MaloneBailey, LLP, an independent registered public accounting firm that is headquartered in the United States with offices in Beijing and Shenzhen, China. MaloneBailey, LLP is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely. As of the date of this annual report, we have not been identified by the SEC as a commission-identified issuer under the HFCA Act. However, given that MaloneBailey, LLP is relying upon support from their China-based offices, the trading of our common stock may be prohibited and our common stock may be delisted from Nasdaq Capital Market or any other U.S. stock exchange under the HFCA Act if the PCAOB is unable to inspect our auditor. The prohibition of trading of our common stock and the delisting of our common stock, or the threat of their being prohibited or delisted, may cause the value of our common stock to significantly decline or, in extreme cases, become worthless.

While the HFCA Act and AHFCAA are not currently applicable to the Company because MaloneBailey LLP, the Company’s current independent registered public accounting firm, is subject to PCAOB review, if this changes in the future for any reason, the Company may be subject to the HFCAA and AHFCAA. The implications of this regulation if the Company were to become subject to it are uncertain. Such uncertainty could cause the market price of our common stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on Nasdaq earlier than would be required by the HFCAA and AHFCAA. If our common stock is unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase the common stock when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of the common stock.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”) was passed in November 2020 and became effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”), which become effective on January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law impacts how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

Prior to our initial public offering that closed on February 14, 2022, there was no public market for shares of our common stock. Our common stock is listed on Nasdaq Capital Market under the symbol “HTCR.” There can be no assurance any broker will continue to be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. We cannot provide any assurance that an active and liquid trading market in our common stock will develop or, if developed, that such market will continue.

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

The “controlled company” exception to Nasdaq Capital Market rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market corporate governance rules. As of March 31, 2023, Sumitaka Yamamoto, our Chief Executive Officer, beneficially owned an aggregate of 10,995,969 shares of our common stock, which represents 52.8% of the voting power of our outstanding common stock. As a “controlled company” within the meaning of the corporate governance rules of Nasdaq Capital Market, we are exempt from Nasdaq Capital Market’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq Capital Market, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the requirements of Nasdaq Capital Market, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of Nasdaq Capital Market. We currently utilize and presently intend to continue to utilize these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq Capital Market. See “Management—Controlled Company and Director Independence”.

If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Sumitaka Yamamoto, our Chief Executive Officer, controls approximately 52.8% of the voting power of our outstanding common stock. As a result, Mr. Yamamoto will have majority voting power over all matters requiring stockholder votes, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2023 with an automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $25,309 per month and a share of sales taxes of $2,531 per month. We also have an office at 2-4-35, Mekaru, Naha-city, Okinawa, Japan, where we lease approximately 890 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in August 2023 with automatic annual renewal option. Terms of the Okinawa office lease provide for a base rent payment of $1,370 per month and a share of sales taxes of $137 per month. We believe that these facilities are adequate for our current and near-term future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HTCR.” The closing price of our common stock on Nasdaq on March 30, 2023 was $1.00.

Holders

As of March 31, 2023, there were 20,842,690 shares of common stock issued and outstanding, and we had approximately 56 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. As of March 30, 2022, there were 6,330 shares authorized for issuance under the 2021 Plan.

On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common stock pursuant to our 2021 Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded.

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 restricted stock units pursuant to the 2021 Plan. These common stock vest on each annual anniversary of the date of the employment agreement, in an amount equal to 25% of the applicable shares of common shares.

On August 2, 2022, the Company awarded options to purchase 2,000 shares of common stock pursuant to our 2021 Plan at an exercise price of $2.94 per share to an employee. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded.

On February 3, 2023, the Company granted stock options to an employee to purchase 100,000 common shares at an exercise price of $1.17 per share throughout a period of ten years from the grant date. The stock options will vest 50% on the grant date and February 1, 2024, respectively.

On March 22, 2023, the Company granted 671,350 shares of common shares to the employees and service providers of Sigmaways.

Purchases of Equity Securities by the Issuer

On June 1, 2022, the Board of Directors approved a share repurchase program (“2022 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $3.5 million of its outstanding common shares. The timing and amount of repurchases under the program are determined by the Company’s management based on its evaluation of market conditions and other factors. This program has no set termination date and may be suspended or discontinued at any time.

During the period from June 1, 2022 through September 30, 2022, the Company repurchased 1,349,390 shares of common shares at an average price of $2.59 per share totaling approximately $3.5 million (including commissions) under the 2022 Share Repurchase Program. As of September 30, 2022, the Company has used up the entire balance authorized under the 2022 Share Repurchase Program.

On October 18, 2022, the Board of Directors approved to retire all the repurchased shares. As of December 31, 2022, all of the 1,349,390 treasury shares have been retired.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. References herein to “we,” “us” or the “Company” refers to HeartCore Enterprises, Inc. and its consolidated subsidiaries, including, but not limited to, HeartCore Co., Ltd. (“HeartCore Co.”), HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), HeartCore Financial, Inc. (HeartCore Financial”), and Sigmaways, Inc. (“Sigmaways”). HeartCore Financial was incorporated in January 2023. HeartCore Capital Advisors was incorporated in February 2023. The acquisition of Sigmaways was closed in February 2023.

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

On September 6, 2022, HeartCore Enterprises, Inc. entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California and is engaged in the business of developing and sales of software in the United States. The acquisition closed on February 1, 2023.

During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of March 30, 2023, we have entered into consulting agreements with nine companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranges from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions. In the first quarter of 2023, we formed HeartCore Financial and HeartCore Capital Advisors as a part of our Go IPO consulting business.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2022, our sales and marketing organization was comprised of 14 employees, including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had 903 total customers in Japan.

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

For the fiscal years ended December 31, 2022 and 2021, we generated revenues of $8,818,312 and $10,822,514, respectively, and reported net loss of $6,677,466 and $327,044, respectively, and cash flows used in operating activities of $4,808,547 and cash flows from operating activities of $766,300, respectively. As noted in our consolidated financial statements, as of December 31, 2022, we had an accumulated deficit of $10,573,579.

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

As of December 31, 2022, our combined business units (customer experience management business unit and digital transformation business unit) had 903 total customers in Japan, of which 645, or 71.4%, were paying customers and 24 total customers outside Japan, of which 2, or 0.2%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. Our net retention rate for our paying customers of our customer experience management business unit (CMS business) was 92%, 95% and 95% as of December 31, 2022, 2021 and 2020, respectively. There is an insignificant impact (below 5%) on our net retention rate as to former paying customers of our CMS business utilizing the free version of your CXM Platform.

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

GO IPO consulting services business may experience a decrease in clients due to external factors such as the slowdown of the Japanese economy. In addition, an increase in the number of competitors may have an impact on the business.

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2022 and 2021

The following table summarizes our operating results as reflected in our statements of operations during the fiscal years ended December 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Years Ended December 31,
	2022		2021		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	% of

Revenues	$8,818,312	100.0%	$10,822,514	100.0%	$(2,004,202)	-18.5%
Cost of revenues	5,467,017	62.0%	5,634,737	52.1%	(167,720)	-3.0%
Gross profit	3,351,295	38.0%	5,187,777	47.9%	(1,836,482)	-35.4%

Operating expenses:
Selling expenses	2,826,615	32.0%	296,778	2.7%	2,529,837	852.4%
General and administrative expenses	6,579,734	74.6%	4,321,241	39.9%	2,258,493	52.3%
Research and development expenses	641,025	7.3%	510,740	4.7%	130,285	25.5%
Total operating expenses	10,047,374	113.9%	5,128,759	47.3%	4,918,615	95.9%

Income (loss) from operations	(6,696,079)	-75.9%	59,018	0.6%	(6,755,097)	-11,445.8%

Other income (expenses)	12,695	0.1%	(44,117)	-0.4%	56,812	-128.8%

Income (loss) before income tax provision	(6,683,384)	-75.8%	14,901	0.2%	(6,698,285)	-44,951.9%

Income tax expense (benefit)	(5,918)	-0.1%	341,945	3.2%	(347,863)	-101.7%

Net loss	(6,677,466)	-75.7%	(327,044)	-3.0%	(6,350,422)	1,941.8%

Less: net income attributable to non-controlling interest	-	-	11,112	0.1%	(11,112)	-100.0%

Net loss attributable to HeartCore Enterprises, Inc.	$(6,677,466)	-75.7%	$(338,156)	-3.1%	$(6,339,310)	1,874.7%

	For the Years Ended December 31,
	2022		2021		Variance
		% of		% of
	Amount	Total Revenues	Amount	Total Revenues	Amount	% of

Revenues
Revenue from on-premise software	$1,860,573	21.1%	$3,609,442	33.4%	$(1,748,869)	-48.5%
Revenue from maintenance and support services	2,962,325	33.6%	3,616,918	33.4%	(654,593)	-18.1%
Revenue from software as a service (“SaaS”)	500,461	5.7%	617,026	5.7%	(116,565)	-18.9%
Revenue from software development and other miscellaneous services	2,046,588	23.2%	2,979,128	27.5%	(932,540)	-31.3%
Revenue from consulting service	1,448,365	16.4%	-	-	1,448,365	100.0%
Total revenues	8,818,312	100.0%	10,822,514	100.0%	(2,004,202)	-18.5%

Cost of revenues
Costs of on-premise software	1,138,533	12.9%	1,401,907	13.0%	(263,374)	-18.8%
Costs of maintenance and support services	1,159,418	13.2%	1,384,660	12.8%	(225,242)	-16.3%
Costs of software as a service (“SaaS”)	241,756	2.7%	275,104	2.5%	(33,348)	-12.1%
Costs of software development and other miscellaneous services	2,003,127	22.7%	2,573,066	23.8%	(569,939)	-22.2%
Costs of consulting service	924,183	10.5%	-	-	924,183	100.00%
Total cost of revenues	5,467,017	62.0%	5,634,737	52.1%	(167,720)	-3.0%

Gross profit
On-premise software	722,040	8.2%	2,207,535	20.3%	(1,485,495)	-67.3%
Maintenance and support services	1,802,907	20.5%	2,232,258	20.6%	(429,351)	-19.2%
Software as a service (“SaaS”)	258,705	2.9%	341,922	3.2%	(83,217)	-24.3%
Software development and other miscellaneous services	43,461	0.5%	406,062	3.8%	(362,601)	-89.3%
Consulting service	524,182	5.9%	-	-	524,182	100.0%
Total gross profit	$3,351,295	38.0%	$5,187,777	47.9%	$(1,836,482)	-35.4%

Revenues

Our total revenues decreased by $2,004,202, or 18.5%, to $8,818,312 for the year ended December 31, 2022 from $10,822,514 for the year ended December 31, 2021. The decrease in our revenues was attributable to (i) the decrease of $1,748,869 in revenue from sales of on-premise software, because an important customer that purchased a CXM 5-year use license in 2016 renewed their CXM 5-year use license again in 2021 for $1,157,517, and no such large amount license sales revenue in 2022; (ii) the decrease of $932,540 in revenue from software development and other miscellaneous services, as the CMS constructions decreased with the slump in CMS license orders; (iii) the ongoing depreciation of Japanese Yen in 2022 contributed to our revenue decrease; offset by (iv) the revenue of $1,448,365 from newly established consulting services in 2022.

Cost of Revenues

Our total costs of revenues slightly decrease by $167,720, or 3.0%, to $5,467,017 for the year ended December 31, 2022 from $5,634,737 for the year ended December 31, 2021, in light of the decrease in sales of on-promise software and software development, but less proportionally due to fixed software maintenance fee, offset by the costs related to the consulting services.

Gross Profit

Our total gross profit decreased by $1,836,482, or 35.4%, to $3,351,295 for the year ended December 31, 2022 from $5,187,777 for the year ended December 31, 2021. The decrease in our gross profit was attributable to the decrease in the gross profit from sales of on-premise software and related maintenance and development services, offset by the gross profit from newly established consulting services in 2022.

For the reasons discussed above, our overall gross profit margin decreased by 9.9% to 38.0% for the year ended December 31, 2022 from 47.9% in the fiscal year 2021.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the fiscal years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022		2021		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	% of

Total revenues	$8,818,312	100.0%	$10,822,514	100.0%	$(2,004,202)	-18.5%
Operating expenses:
Selling expenses	2,826,615	32.0%	296,778	2.7%	2,529,837	852.4%
General and administrative expenses	6,579,734	74.6%	4,321,241	39.9%	2,258,493	52.3%
Research and development expenses	641,025	7.3%	510,740	4.7%	130,285	25.5%
Total operating expenses	$10,047,374	113.9%	$5,128,759	47.3%	$4,918,615	95.9%

Selling Expenses

Our selling expenses primarily include advertising expenses, sales commissions, sales promotion expenses, and stock-based compensation.

	For the Years Ended December 31,
	2022		2021		Variance
	Amount	% of	Amount	% of	Amount	% of

Selling expenses
Advertising expenses	$1,902,942	67.3%	$195,916	66.0%	$1,707,026	871.3%
Sales commissions	122,797	4.3%	99,789	33.6%	23,008	23.1%
Sales promotion expenses	16,017	0.6%	1,073	0.4%	14,944	1,392.7%
Stock-based compensation	784,859	27.8%	-	-	784,859	100.0%
Total selling expenses	$2,826,615	100.0%	$296,778	100.0%	$2,529,837	852.4%

Our selling expenses increased by $2,529,837, or 852.4%, to $2,826,615 for the year ended December 31, 2022 from $296,778 in the fiscal year 2021, primarily attributable to (i) an increase in advertising expenses by $1,707,026, or 871.3%, to $1,902,942 for the year ended December 31, 2022 from $195,916 in the fiscal year 2021, because the U.S. parent company launched advertising activities to increase its visibility in the U.S after the Company going public in the U.S. in early 2022, and to promote newly established consulting services in Japan. We also increased selling activities to expand the software business in Japan, such as attending software exhibitions; (ii) an increase of $784,859 in stock-based compensation, as our sales staffs were awarded options to purchase the Company’s common stock.

As a percentage of revenues, our selling expenses accounted for 32.0% and 2.7% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare, consulting and professional service fees, depreciation expense, rent expense, office, utility and other expenses, bad debt expense, travel and entertainment expense, and stock-based compensation.

	For the Years Ended December 31,
	2022		2021		Variance
	Amount	% of	Amount	% of	Amount	% of

General and administrative expenses
Salaries and welfare	$2,924,547	44.4%	$2,306,544	53.4%	$618,003	26.8%
Consulting and professional service fees	1,629,622	24.8%	1,164,355	26.9%	465,267	40.0%
Depreciation expense	76,924	1.2%	102,409	2.4%	(25,485)	-24.9%
Rent expense	184,179	2.8%	219,918	5.1%	(35,739)	-16.3%
Office, utility and other expenses	836,609	12.7%	297,614	6.9%	538,995	181.1%
Bad debt expense	-	-	80,879	1.9%	(80,879)	-100.0%
Travel and entertainment expense	299,655	4.6%	130,735	3.0%	168,920	129.2%
Stock-based compensation	628,198	9.5%	18,787	0.4%	609,411	100.0%
Total general and administrative expenses	$6,579,734	100.0%	$4,321,241	100.0%	$2,258,493	52.3%

Our general and administrative expenses increased by $2,258,493 or 52.3%, to $6,579,734 for the year ended December 31, 2022 from $4,321,241 in the fiscal year 2021, primarily attributable to (i) an increase of $465,267 in consulting and professional fees, as we incurred more audit fees, legal fees, and filing fees to satisfy the SEC filing requirements as we got listed in the Nasdaq in February 2022, and customer referral and attraction related expenses related to newly established GO IPO consulting services; (ii) an increase of $618,003 in salaries and welfare, as all our employees received significant salary raise in February 2022, and newly employed staffs for US operation; (iii) an increase of $609,411 in stock-based compensation, as the Company awarded options to the employees in 2022; (iv) an increase of $538,995 in office, utility and other expenses, mainly because we entered into D&O insurance policy and incurred insurance expense in 2022.

As a percentage of revenues, general and administrative expenses were 74.6% and 39.9% of our revenues for the fiscal years ended December 31, 2022 and 2021, respectively.

Research and Development Expenses

Our research and development expenses primarily consist of employee salaries and welfare, outsourcing expenses, and stock-based compensation.

	For the Years Ended December 31,
	2022		2021		Variance
	Amount	% of	Amount	% of	Amount	% of

Research and development expenses
Salaries and welfare	$29,681	4.6%	$82,739	16.2%	$(53,058)	-64.1%
Outsourcing expenses	601,583	93.9%	428,001	83.8%	173,582	40.6%
Stock-based compensation	9,761	1.5%	-	-	9,761	100.0%
Total research and development expenses	$641,025	100.0%	$510,740	100.0%	$130,285	25.5%

Our research and development expenses increased by $130,285, or 25.5%, to $641,025 in the fiscal year ended December 31, 2022 from $510,740 in the fiscal year ended December 31, 2021, primarily attributable to an increase in outsourcing expenses relating to development of a high quality 12K VR camera and related data compression system.

As a percentage of revenues, research and development expenses were 7.3% and 4.7% of our revenues for the fiscal years ended December 31, 2022 and 2021, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes interest income generated from bank deposits, interest expense for bank loans, bonds, and leases, other income, and other expenses. Total other income (expenses), net, increased by $56,812 or -128.8%, from other expenses, net, $44,117 for the year ended December 31, 2021 to other income, net, $12,695 for the year ended December 31, 2022, primarily attributable to an increase of interest income of $60,008, due to the increase in cash balance deposited in bank and the interest rate increased significantly in the fiscal year ended December 31, 2022.

Income Tax Expense (Benefit)

Income tax benefit was $5,918 for the year ended December 31, 2022, a decrease of $347,863, or 101.7% from income tax expense of $341,945 in the fiscal year 2021, primarily due to the increase in net loss before tax and decrease in deferred tax expense in the fiscal year ended December 31, 2022.

Net Loss

As a result of the foregoing, we reported a net loss of $6,677,466 for the fiscal year ended December 31, 2022, representing a $6,350,422 or 1,941.8% increase from a net loss of $327,044 for the fiscal year ended December 31, 2021.

Net Income attributable to Non-controlling Interest

We owned 97.35% of the outstanding shares of the operation subsidiary, HeartCore Co, which located in Japan, as of December 31, 2021. Accordingly, we recorded net income attributable to the non-controlling interest. The net income attributable to non-controlling interest was $11,112 in the year ended December 31, 2021.

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”), a non-controlling shareholder of HeartCore Japan, entered into a stock purchase agreement, pursuant to which the Company has agreed to purchase the 278 shares of HeartCore Japan held by Dentsu Digital in accordance with certain terms and conditions in the stock purchase agreement for JPY50,040,000 on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common shares, filed by the Company with the SEC or (ii) December 20, 2022. The Company has determined such shares to be a mandatorily redeemable financial instrument and is recorded as a liability of JPY50,040,000 (approximately $448,000) in the consolidated balance sheet as of December 31, 2021. The Company did not recognize any net income attributable to non-controlling interest since then. Accordingly, we did not record non-controlling interest income in the year ended December 31, 2022.

Net Loss attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $6,677,466 for the fiscal year ended December 31, 2022, representing a $6,339,310 or 1,874.7% increase from a net loss of $338,156 for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $7,177,326 in cash as compared to $3,136,839 as of December 31, 2021. We also had $551,064 in accounts receivable as of December 31, 2022. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers.

As of December 31, 2022, our working capital was $4,887,444. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenues in the future, and our operating and capital expenditure commitments.

Cash Flows for the Years Ended December 31, 2022 and 2021

The following table sets forth summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(4,808,547)	$766,300
Net cash used in investing activities	(12,200)	(179,029)
Net cash provided by (used in) financing activities	8,915,341	(257,353)
Effect of exchange rate changes	(54,107)	(251,254)
Net increase in cash and cash equivalents	4,040,487	78,664
Cash and cash equivalents, beginning of the year	3,136,839	3,058,175
Cash and cash equivalents, end of the year	$7,177,326	$3,136,839

Operating Activities

Net cash used in operating activities was $4,808,547 for the year ended December 31, 2022, primarily consisting of the following:

●	Net loss of $6,677,466 for the fiscal year.
●	A decrease of $283,921 in operating lease liabilities, due to the rent payment made.
●	Offset by non-cash lease expense of $273,836.
●	Offset by stock-based compensation of $1,519,743, as we granted equity rewards to our employees in 2022.
●	Offset by a decrease in accounts receivable of $296,835. The decrease was primarily due to the decrease in our sales in the current fiscal year. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	Offset by an increase in deferred revenue of $239,129. We request upfront payment for service provided over a period of time. The deferred revenue increased as a result of newly established consultant services in 2022.

Net cash provided by operating activities was $766,300 for the year ended December 31, 2021, primarily consisting of the following:

●	Net loss of $327,044 for the fiscal year.
●	An increase in accounts payable and accrued expenses of $553,009. The increase was mainly due to the increase in accrued listing-related expense and accrued software development outsourcing expense.
●	Depreciation expenses of $105,394.
●	An increase in deferred revenue of $304,536. We request upfront payment for service provided over a period of time. The deferred revenue increased as the sales increased.

Investing Activities

Net cash used in investing activities amounted to $12,200 for the year ended December 31, 2022, and included the purchases of fixed assets of $57,071, offset by the repayment of $44,871 of loan provided to related party.

Net cash used in investing activities amounted to $179,029 for the year ended December 31, 2021, and included the purchases of fixed assets of $36,153, and advance and loan provided to related parties of $142,876.

Financing Activities

Net cash provided by financing activities amounted to $8,915,341 for the fiscal year ended December 31, 2022, primarily consisting of proceeds of $13,823,126 from the initial public offering and issuance of common shares prior to the initial public offering, proceeds of $258,087 from long-term debt, offset by payment for mandatorily redeemable financial interest of $430,489, payment for repurchase of common shares of $3,500,000, repayment of long-term debts of $810,750, and repayment of insurance premium financing of $388,538.

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

As of December 31, 2022, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Leases	Operating Leases
2023	$19,476	$316,847
2024	286	316,847
2025	-	316,847
2026	-	316,847
2027	-	316,847
Thereafter	-	1,304,581
Total lease payments	19,762	2,888,816
Less: imputed interest	(9)	(175,899)
Total lease liabilities	19,753	2,712,917
Less: current portion	19,294	291,863
Non-current lease liabilities	$459	$2,421,054

Long-Term Debts

The Company’s long-term debts included bonds payable and loans borrowed from banks and other financial institutions.

As of December 31, 2022, future minimum loan payments are as follows:

Loan
Year Ended December 31,	Payment
2023	$713,692
2024	442,486
2025	253,866
2026	230,993
2027	189,544
Thereafter	-
Total	$1,830,581

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

Although our company has been in existence for less than two years, our wholly owned operating subsidiary, HeartCore Co. operated throughout the pandemic and continues to operate after the pandemic. HeartCore Co.’s business is affected by a variety of external factors related to the pandemic and post-pandemic that are beyond our control. For existing customers, the pandemic had no impact on the use of our software; for new customers in the travel, hotel, airline, rail, and food service industries in the CX division, the pandemic resulted in a decrease in new orders. However, although the pandemic is coming to an end, it will take some time before the economy is fully normalized. This results in even lower sales in 2022 than in 2021. Regarding the impact of the pandemic on the DX sector, demand for our DX software increased as large companies were forced to change their work patterns, forcing employees to work remotely. In 2022, after the pandemic, a number of employees left the company, forcing the company to downsize its operations and resulted in a decline in sales. During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of March 30, 2023, we have entered into consulting agreements with nine companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranges from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this annual report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales are calculated at 10% and nil of gross sales in Japan and in the U.S., respectively.

The Company currently generates its revenues from the following main sources:

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

Revenue from Consulting Service

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting service contracts are generally less than one year in length. Revenues from consulting services are recognized over the period of the contract by reference to progress toward complete satisfaction of that performance obligation.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the years ended December 31, 2022 and 2021 that were included in the opening deferred revenue balance was approximately $1.5 million and $1.5 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-24 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the material weakness identified below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Sumitaka Yamamoto	57	Chairman of Board, Chief Executive Officer and President
Kimio Hosaka	54	Chief Operating Officer and Director
Prakash Sadasivam	49	Chief Strategy Officer and Director
Hidekazu Miyata	52	Chief Technical Officer
Qizhi Gao	41	Chief Financial Officer
Keisuke Kuno	47	CX Division Vice President
Ferdinand Groenewald	38	Director
Yoshitomo Yamano	53	Director
Yuki Tan	48	Director
Takeshi Omoto	44	Director
Yuta Katai	37	Director

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

Prakash Sadasivam. Mr. Sadasivam has served as our Chief Strategy Officer and been a member of our Board of Directors since February 1, 2023. Mr. Sadasivam is a technology entrepreneur and the founder of Sigmaways. Under his leadership, Sigmaways has grown into a global organization with a diverse team of experts in various technology fields. Mr. Sadasivam completed his undergraduate studies in Computer Science and Engineering from Vellore Institute of Technology in India. He has also completed Management Development for Entrepreneurs from UCLA, Anderson School of Management. He has also been official member of Forbes Technology Council since 2020.

Hidekazu Miyata. Mr. Miyata has served as our Chief Technical Officer since June 1, 2021. Mr. Miyata has also served as the head of the DX division of HeartCore Co. from October 1, 2019 to May 31, 2021. Mr. Miyata graduated with a bachelor’s degree in economics from Doshisha University, Japan. Mr. Miyata does not hold, and has not previously held, any directorships in any reporting companies.

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

Keisuke Kuno. Mr. Kuno has served as our CX division Vice President since October 1, 2019. Since August 30, 2021, Mr. Kuno has also served as the head of the CX division and member of the Board of Directors of HeartCore Co. Mr. Kuno graduated with a bachelor’s degree in business administration from Hosei University, Tokyo, Japan. Mr. Kuno does not hold, and has not previously held, any directorships in any reporting companies.

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

Controlled Company and Director Independence

The “controlled company” exception to Nasdaq Capital Market’s rules provide that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market’s corporate governance rules. Sumitaka Yamamoto, the Chairman of Board, Chief Executive Officer and President of the Company, beneficially owns 10,995,969 shares of our common stock, which represent approximately 52.8% of the voting power of our outstanding capital stock. As a result, the Company is a “controlled company” under Nasdaq Capital Market corporate governance standards. As a controlled company, the Company does not have to comply with certain corporate governance requirements under Nasdaq Capital Market rules, including the requirements that:

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

The Company’s Board of Directors has affirmatively determined that five of its eight directors (Ferdinand Groenewald, Yoshitomo Yamano, Yuki Tan, Takeshi Omoto, and Yuta Katai) are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. Therefore, a majority of the members of the Board of Director consists of independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

2022 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2022 and 2021 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sumitaka Yamamoto	2022	$508,390	138,803		$				$		$647,193
Chief Executive Officer	2021	$387,025	—	—		$—	—	—		$—	$387,025

Keisuke Kuno	2022	$103,535		—		$—	—	—		$—	$103,535
CX DIV. Vice President	2021	$130,946	—	—		$—	—	—		$—	$130,946

Employment Agreements

Executive Employment Agreement with Sumitaka Yamamoto

On October 28, 2022, we entered in an Amendment Agreement to the Executive Employment Agreement dated as of February 9, 2022. Pursuant to the Amendment Agreement, Mr. Yamamoto’s annual salary increased from $381,000 to $450,000, effective November 1, 2022.

Executive Employment Agreement with Qizhi Gao

On January 10, 2023, we entered in an Amendment Agreement to the Executive Employment Agreement dated as of February 9, 2022. Pursuant to the Amendment Agreement, Mr. Gao’s annual salary increased from $54,012 to $120,222, effective January 1, 2023.

Executive Employment Agreement with Kimio Hosaka

On January 10, 2023, we entered in an Amendment Agreement to the Executive Employment Agreement dated as of February 9, 2022. Pursuant to the Amendment Agreement, Mr. Hosaka’s annual salary increased from $95,459 to $164,770, effective January 1, 2023.

Executive Employment Agreement with Hidekazu Miyata

On January 10, 2023, we entered in an Amendment Agreement to the Executive Employment Agreement dated as of February 9, 2022. Pursuant to the Amendment Agreement, Mr. Miyata’s annual salary increased from $75,600 to $112,616, effective January 1, 2023.

Executive Employment Agreement with Keisuke Kuno

On January 10, 2023, we entered in an Amendment Agreement to the Executive Employment Agreement dated as of February 9, 2022. Pursuant to the Amendment Agreement, Mr. Kuno’s annual salary increased from $109,000 to $152,308, effective January 1, 2023.

Provisions Applicable to All Executive Employment Agreements

Each of the Executive Employment Agreements as described above, has an initial term of one year, provided that the term of each agreement will automatically be extended for one or more additional terms of one year each unless either the Company or applicable executive provides notice to the other of their desire to not so renew the initial term or renewal term (as applicable) at least 30 days prior to the expiration of then-current initial term or renewal term (as applicable). Each of the agreements provide that the applicable executive’s employment with the Company shall be “at will,” meaning that either applicable executive or the Company may terminate the applicable executive’s employment at any time and for any reason, subject to the other provisions of the agreement.

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

Award Agreements

On February 9, 2022, each of the executives for whom an employment agreement was executed was issued a number of shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan. These awards were made pursuant to the form of restricted award agreement which is attached to the 2021 Equity Incentive Plan. Each of the award agreements provides that the shares vest 25% a year, on each annual anniversary of the date of the employment agreement, subject to earlier vesting and forfeiture as described in the employment agreements (as described above). In other words, the grants vest with respect to 25% of the shares on each of February 9, 2023, February 9, 2024, February 9, 2025 and February 9, 2026. The first 25% shares of restricted stock of 21,454 shares were issued on February 16, 2023.

Name	Number of Shares of Restricted Stock
Sumitaka Yamamoto	45,720
Qizhi Gao	6,481
Kimio Hosaka	11,455
Hidekazu Miyata	9,072
Keisuke Kuno	13,092

On February 24, 2022, and effective February 22, 2022, the Audit Committee and the Board of Directors approved the payment by the Company of a performance-linked executive bonus in the amount of 18,000,000 Japanese Yen (approximately $138,803), to Sumitaka Yamamoto, the Company’s Chairman of Board, Chief Executive Officer, President and majority stockholder, in consideration of Mr. Yamamoto’s prior performance for the benefit of the Company and its stockholders.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the executive officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Of Stock that Have Not Vested (#)	Market Value Per Share Of Shares Or Units of Stock That Have Not Vested ($)
Sumitaka Yamamoto	-	-	$-	-	45,720	$0.91
Keisuke Kuno	18,750	56,250	$2.5	12/25/2031	13,092	$0.91
Kimio Hosaka	25,000	75,000	$2.5	12/25/2031	11,455	$0.91
Hidekazu Miyata	12,500	37,500	$2.5	12/25/2031	9,072	$0.91
Qizhi Gao	12,500	37,500	$2.5	12/25/2031	6,481	$0.91

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

Director Compensation

Other than as set forth in the table and described more fully below, we did not pay any compensation or make any equity awards or non-equity awards to any of our non-employee directors during fiscal year 2022. Directors may be reimbursed for travel and other expenses directly related to their activities as directors. Directors who also serve as employees receive no additional compensation for their service as directors. During fiscal year 2022, each of Sumitaka Yamamoto, our Chief Executive Officer, and Kimio Hosaka, our Chief Operating Officer, was a member of our board of directors, as well as an employee, and received no additional compensation for their services as a director. See the section titled “Executive Compensation” for more information about the compensation for these individuals for fiscal year 2022.

The following table presents the total compensation for each person who served as a non-employee director of the Company during fiscal year 2022.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Takeshi Omoto	50,963		50,963
Yoshitomo Yamano	50,476		50,476
Yuki Tan	50,476		50,476
Yuta Katai	50,963		50,963
Ferdinand Groenewald	52,251		52,251

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

2021 Equity Incentive Plan

Overview

The Board of Directors and stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. There were 6,330 shares available for award as of March 30, 2023 under the 2021 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,842,690 shares of our common stock issued and outstanding as of March 31, 2023. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o HeartCore Enterprises, Inc., 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Directors and Executive Officers:
Sumitaka Yamamoto	10,995,969	52.8%
Keisuke Kuno	56,611	*
Kimio Hosaka	92,532	*
Prakash Sadasivam	2,500,000	12.0%
Ferdinand Groenewald	-	-
Yoshitomo Yamano	-	-
Yuki Tan	-	-
Takeshi Omoto	-	-
Yuta Katai	-	-
All executive officers and directors as a group (11 persons) (2)	13,738,780	65.9%

Other 5% Stockholders:
Daishin Yasui	2,325,425	11.2%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 20,842,690 shares of our common stock outstanding on March 31, 2023. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 31, 2023. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes the directors and named executive officers listed above, as well as (i) 72,048 shares beneficially owned by Hidekazu Miyata, our Chief Technical Officer, and (ii) 21,620 shares beneficially owned by Qizhi Gao, our Chief Financial Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,622,320	2.37	777,680	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,622,320	2.37	777,680

(1) This represents shares of common stock issuable pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”).

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

There were 6,330 and 777,680 shares available for award under the 2021 Plan as of March 30, 2023 and December 31, 2022, respectively.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2022 and 2021, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

As of December 31, 2022 and 2021, the Company has a due to related party balance of $402 and $1,110, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2022, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $575. During the year ended December 31, 2021, the Company advanced $87,664 to this related party, and the related party paid expenses of $111,350 on behalf of the Company. As of December 31, 2020, Sumitaka Yamamoto held 467,622 shares issued with repurchase provision in relation to the stock options the Company granted in May 2016 that he repurchased on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares that Sumitaka Yamamoto held on behalf of the Company for $1 and settled the share repurchase payable to him of $28, resulting in a gain on shares redemption of $27.

As of December 31, 2022 and 2021, the Company has a loan receivable balance of $294,919 and $386,315, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the year ended December 31, 2021, the Company loaned $55,212 to this related party, and the related party paid expenses of $13,704 on behalf of the Company. During the year ended December 31, 2022, the Company received repayments of $44,871 from this related party.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party. During the period from January 1, 2021 to July 12, 2021, when Suzuyo Shinwart Corporation was a related party of the Company, the Company has revenues from this related party of $157,791 from software sales and incurred cost with this related party of $332,669 for software development services provided.

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

Director Independence

The Company’s Board of Directors has affirmatively determined that five of its eight directors, including Ferdinand Groenewald, Yoshitomo Yamano, Yuki Tan, Takeshi Omoto, and Yuta Katai are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. We are a “controlled company” under Nasdaq Capital Market rules and are not required to have a majority of independent directors on the Board. See “Management—Controlled Company and Director Independence” for additional information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Audit Fees	$560,000	$400,000
Audit Related Fees	$-	$140,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$560,000	$540,000

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

HEARTCORE ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HeartCore Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HeartCore Enterprises, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Tokyo, Japan
March 31, 2023

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,177,326	$3,136,839
Accounts receivable	551,064	960,964
Prepaid expenses	538,230	444,405
Due from related party	48,447	50,559
Loan receivable from employee	-	8,341
Other current assets	220,070	15,654
Total current assets	8,535,137	4,616,762

Non-current assets:
Property and equipment, net	203,627	261,414
Operating lease right-of-use assets	2,644,957	3,319,749
Deferred tax assets	263,339	297,990
Security deposits	244,395	278,237
Long-term loan receivable from related party	246,472	335,756
Loan receivable from employee, non-current	-	4,518
Other non-current assets	661	8,737
Total non-current assets	3,603,451	4,506,401

Total assets	$12,138,588	$9,123,163

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$497,742	$646,425
Accrued payroll and other employee costs	360,222	255,082
Due to related party	402	1,110
Current portion of long-term debts	697,877	849,995
Operating lease liabilities, current	291,863	332,277
Finance lease liabilities, current	19,294	37,459
Income tax payables	2,747	10,919
Deferred revenue	1,724,519	1,690,917
Mandatorily redeemable financial interest	-	447,986
Other current liabilities	53,027	281,673
Total current liabilities	3,647,693	4,553,843

Non-current liabilities:
Long-term debts	1,123,735	1,871,580
Operating lease liabilities, non-current	2,421,054	3,076,204
Finance lease liabilities, non-current	459	23,861
Other non-current liabilities	138,018	156,627
Total non-current liabilities	3,683,266	5,128,272

Total liabilities:	7,330,959	9,682,115

Shareholders’ equity (deficit):
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 17,649,886 and 15,819,943 shares issued; 17,649,886 and 15,546,454 shares outstanding as of December 31, 2022 and 2021, respectively)	1,764	1,554
Additional paid-in capital	15,014,607	3,350,779
Accumulated deficit	(10,573,579)	(3,896,113)
Accumulated other comprehensive income (loss)	364,837	(15,172)
Total shareholders’ equity (deficit)	4,807,629	(558,952)

Total liabilities and shareholders’ equity (deficit)	$12,138,588	$9,123,163

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021

Revenues	$8,818,312	$10,822,514

Cost of revenues	5,467,017	5,634,737

Gross profit	3,351,295	5,187,777

Operating expenses:
Selling expenses	2,826,615	296,778
General and administrative expenses	6,579,734	4,321,241
Research and development expenses	641,025	510,740

Total operating expenses	10,047,374	5,128,759

Income (loss) from operations	(6,696,079)	59,018

Other income (expenses):
Interest income	66,963	6,955
Interest expense	(41,800)	(43,240)
Other income	57,268	30,614
Other expenses	(69,736)	(38,446)
Total other income (expenses)	12,695	(44,117)

Income (loss) before income tax provision	(6,683,384)	14,901

Income tax expense (benefit)	(5,918)	341,945

Net loss	(6,677,466)	(327,044)

Less: net income attributable to non-controlling interest	-	11,112

Net loss attributable to HeartCore Enterprises, Inc.	$(6,677,466)	$(338,156)

Other comprehensive income:
Foreign currency translation adjustment	380,009	123,529

Total comprehensive loss	(6,297,457)	(203,515)
Less: comprehensive income attributable to non-controlling interest	-	12,923
Comprehensive loss attributable to HeartCore Enterprises, Inc.	$(6,297,457)	$(216,438)

Net loss per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.37)	$(0.02)
Diluted	$(0.37)	$(0.02)
Weighted average common shares outstanding
Basic	17,922,585	15,242,454
Diluted	17,922,585	15,242,454

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common shares*		Additional	Treasury shares			Accumulated other	Total HeartCore Enterprises, Inc. shareholders’	Non-	Total Shareholders’
	Number of shares	Amount	paid-in capital*	Number of shares	Amount	Accumulated deficit	comprehensive income (loss)	equity (deficit)	controlling interest	equity (deficit)
Balance, December 31, 2020*	15,242,454	$1,524	$2,735,315	-	$-	$(3,557,957)	$(136,890)	$(958,008)	$353,825	$(604,183)
Net loss	-	-	-	-	-	(338,156)	-	(338,156)	11,112	(327,044)
Foreign currency translation adjustment	-	-	-	-	-	-	121,718	121,718	1,811	123,529
Issuance of common shares	304,000	30	677,915	-	-	-	-	677,945	-	677,945
Stock-based compensation	-	-	18,787	-	-	-	-	18,787	-	18,787
Reclassification of non-controlling interest to mandatorily redeemable financial interest	-	-	(81,238)	-	-	-	-	(81,238)	(366,748)	(447,986)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	-	$-	$(3,896,113)	$(15,172)	$(558,952)	$-	$(558,952)
Net loss	-	-	-	-	-	(6,677,466)	-	(6,677,466)	-	(6,677,466)
Foreign currency translation adjustment	-	-	-	-	-	-	380,009	380,009	-	380,009
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	-	-	13,644,279	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	-	-	16	-	16
Stock-based compensation	83,333	8	1,519,735	-	-	-	-	1,519,743	-	1,519,743
Repurchase of common shares	-	-	-	(1,349,390)	(3,500,000)	-	-	(3,500,000)	-	(3,500,000)
Retirement of treasury shares	(1,349,390)	(135)	(3,499,865)	1,349,390	3,500,000	-	-	-	-	-
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	-	$-	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629

*	Retrospectively restated for effect of share issuances on July 16, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,677,466)	$(327,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	83,333	105,394
Amortization of debt issuance costs	4,546	6,865
Non-cash lease expense	273,836	332,207
Deferred income taxes	(1,610)	329,829
Stock-based compensation	1,519,743	18,787
Gain on shares redemption	-	(27)
Changes in assets and liabilities:
Accounts receivable	296,835	(341,112)
Prepaid expenses	62,195	(81,473)
Other assets	(201,226)	52,005
Accounts payable and accrued expenses	(70,525)	553,009
Accrued payroll and other employee costs	149,617	39,241
Due to related party	(575)	-
Operating lease liabilities	(283,921)	(346,136)
Finance lease liabilities	(440)	(1,182)
Income tax payables	(6,915)	1,898
Deferred revenue	239,129	304,536
Other liabilities	(195,103)	119,503

Net cash flows provided by (used in) operating activities	(4,808,547)	766,300

Cash flows from investing activities:
Purchases of property and equipment	(57,071)	(36,153)
Advance and loan provided to related parties	-	(142,876)
Repayment of loan provided to related party	44,871	-

Net cash flows used in investing activities	(12,200)	(179,029)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	13,602,554	-
Proceeds from issuance of common shares prior to initial public offering	220,572	677,945
Repurchase of common shares	(3,500,000)	-
Payments for finance leases	(34,465)	(53,640)
Proceeds from long-term debt	258,087	-
Repayment of long-term debts	(810,750)	(878,625)
Repayment of insurance premium financing	(388,538)	-
Payments for debt issuance costs	(1,630)	(3,033)
Payment for mandatorily redeemable financial interest	(430,489)	-

Net cash flows provided by (used in) financing activities	8,915,341	(257,353)

Effect of exchange rate changes	(54,107)	(251,254)

Net change in cash and cash equivalents	4,040,487	78,664

Cash and cash equivalents - beginning of the year	3,136,839	3,058,175

Cash and cash equivalents - end of the year	$7,177,326	$3,136,839

Supplemental cash flow disclosure:
Interest paid	$41,848	$25,081
Income taxes paid	$3,013	$9,623

Non-cash investing and financing transactions

Remeasurement of the lease liability and right-of-use asset due to lease modification	$-	$225,983
Payroll withheld as repayment of loan receivable from employees	$12,034	$10,948
Expenses paid by related parties on behalf of the Company	$-	$125,054
Reclassification of non-controlling interest to mandatorily redeemable financial interest	$-	$447,986
Share repurchase liability settled by issuance of common shares	$16	$-
Deferred offering costs recognized against the proceeds from the offering	$178,847	$-
Insurance premium financing	$388,538	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

HeartCore Enterprises, Inc. (“HeartCore USA” or the “Company”), a holding company, was incorporated under the laws of the State of Delaware on May 18, 2021.

On July 16, 2021, the Company executed a Share Exchange Agreement with certain shareholders of HeartCore Co., Ltd. (“HeartCore Japan”), a company that was incorporated in Japan on June 12, 2009. Pursuant to the terms of the Share Exchange Agreement, the Company issued 15,999,994 shares of its common shares to the shareholders of HeartCore Japan in exchange for 10,706 shares out of 10,984 shares of common shares issued by HeartCore Japan, representing approximately 97.5% of HeartCore Japan’s outstanding common shares. On February 24, 2022, the Company purchased the remaining 278 shares of common shares of HeartCore Japan. As a result, HeartCore Japan became a wholly owned operating subsidiary of the Company.

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

The Company, via its wholly-owned operating subsidiary, HeartCore Japan, is mainly engaged in the business of developing and sales of comprehensive software. Beginning from early 2022, HeartCore USA is engaged in business of providing consulting services to Japanese companies with intention to go public in the United States capital market.

On September 6, 2022, HeartCore USA entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California and is engaged in the business of developing and sales of software in the United States. The acquisition was closed on February 1, 2023.

In January 2023, HeartCore USA incorporated a wholly owned subsidiary, HeartCore Financial, Inc. (“HeartCore Financial”), under the laws of the State of Delaware. HeartCore Financial is engaged in the business of providing financial consulting services.

In February 2023, HeartCore USA incorporated a wholly owned subsidiary, HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), in Japan. HeartCore Capital Advisors is engaged in the business of providing financial consulting services to Japanese companies.

HeartCore USA, HeartCore Japan, Sigmaways, HeartCore Financial, and HeartCore Capital Advisors are hereafter referred to as the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiary. Prior to February 24, 2022, ownership interest of non-controlling party is presented as mandatorily redeemable financial interest or non-controlling interest as applicable. All significant intercompany accounts and transactions have been eliminated.

Non-controlling Interest

The portion of the income applicable to the non-controlling interest in subsidiary is separately reflected in the consolidated statements of operations and comprehensive loss.

Use of Estimates

In preparing the consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for doubtful accounts, useful lives of property and equipment, the impairment of long-lived assets, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and financing leases, valuation of asset retirement obligations and revenue recognition. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks that are unrestricted as to withdrawal or use.

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line and declining methods over the estimated useful lives, as more details follow:

	Depreciation Method	Useful Life
Leasehold improvements	Straight-line method	Shorter of estimated useful life or lease term
Machinery and equipment	Declining balance method	2-15 years
Vehicle	Straight-line method	5 years
Software	Straight-line method	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive loss.

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

	December 31,	December 31,
	2022	2021
Beginning balance	$155,666	$173,043
Accretion expense	459	730
Foreign currency translation adjustment	(18,107)	(18,107)
Ending balance	$138,018	$155,666

Lease – Lessee

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

The Company leases office facilities, which are classified as operating leases and leases office equipment and furniture, and a vehicle, which are classified as a finance lease in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current, and finance leases are included in property and equipment, net, finance lease liabilities, current, and finance lease liabilities, non-current in the consolidated balance sheets.

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

In the years ended December 31, 2022 and 2021, software development costs expensed as incurred amounted to $641,025 and $510,740, respectively. These software development costs were included in the research and development expenses.

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the years ended December 31, 2022 and 2021.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2022	December 31, 2021
Current JPY: US$1 exchange rate	131.03	115.09
Average JPY: US$1 exchange rate	129.68	109.82

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales are calculated at 10% and nil of gross sales in Japan and in the U.S., respectively.

The Company currently generates its revenues from the following main sources:

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

Revenue from Consulting Service

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting service contracts are generally less than one year in length. Revenues from consulting services are recognized over the period of the contract by reference to progress toward complete satisfaction of that performance obligation.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the years ended December 31, 2022 and 2021 that were included in the opening deferred revenues balance was approximately $1.5 million and $1.5 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended December 31, 2022 and 2021 is as following:

	For the Years Ended
	December 31,
	2022	2021

Revenue from On-Premise Software	$1,860,573	$3,609,442
Revenue from Maintenance and Support Service	2,962,325	3,616,918
Revenue from Software as a Service (“SaaS”)	500,461	617,026
Revenue from Software Development and other Miscellaneous Services	2,046,588	2,979,128
Revenue from Consulting Service	1,448,365	-
Total Revenues	$8,818,312	$10,822,514

The Company’s disaggregation of revenues by product/service is as following:

	For the Years Ended
	December 31,
	2022	2021

Revenue from Customer Experience Management Platform	$5,954,538	$8,825,530
Revenue from Process Mining	499,724	737,504
Revenue from Robotic Process Automation	394,829	600,318
Revenue from Task Mining	337,950	353,785
Revenue from Consulting Service	1,448,365	-
Revenue from Others	182,906	305,377
Total Revenues	$8,818,312	$10,822,514

As of December 31, 2022 and 2021, and for the years then ended, all long-lived assets and almost all of the revenues generated are attributed to the Company’s operation in Japan.

Cost of Revenues

Cost of revenues primarily consists of salaries and outsourcing expenses (e.g., bonuses, employee benefits, payroll taxes, outsourcing professional fees) for personnel and parties directly involved in the delivery of services and products directly to customers. Cost of revenues also includes royal/license payments to vendors, and hosting and infrastructure costs related to the delivery of the Company’s products and services.

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products/services, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $1,902,942 and $195,916 for the years ended December 31, 2022 and 2021, respectively.

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

For the year ended December 31, 2022, no customer accounts for more than 10% of the Company’s total revenues. For the year ended December 31, 2021, customer A represents 15.2% of the Company’s total revenues.

For the year ended December 31, 2022, vendor A, B, and C represent 37.5%, 23.6% and 20.9%, respectively, of the Company’s total purchases. For the year ended December 31, 2021, vendor A, B, C and D represent 31.1%, 24.4%, 20.4% and 11.1%, respectively, of the Company’s total purchases.

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

Comprehensive Income or Loss

ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income (loss), as presented in the accompanying consolidated statements of changes in shareholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation.

Loss Per Share

The Company computes basic and diluted loss per share in accordance with ASC 260, Earnings per Share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Common share equivalents are not included in the calculation of diluted loss per share if their effect would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Share Repurchase and Retirement of Treasury Shares

Common shares repurchased by the Company are held as treasury shares. The Company accounts for treasury shares using the cost method. Under this method, the cost incurred to purchase the shares is recorded in the treasury shares account. At retirement, the common shares account is charged only for the aggregate par value of the shares. The excess of the acquisition cost of treasury shares over the aggregate par value is recorded entirely in additional paid-in capital (up to the amount credited to the additional paid-in capital upon original issuance of the shares).

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

As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, accounts receivable, prepaid expenses, due from related party, current portion of loan receivable from employee, other current assets, accounts payable and accrued expenses, accrued payroll and other employee costs, due to related party, current portion of long-term debts, current portion of operating and finance lease liabilities, income tax payables, deferred revenue, mandatorily redeemable financial interest and other current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 was further amended in November 2020 by ASU No. 2020-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). As a result, ASC Topic 326, Financial Instruments – Credit Losses is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2020. For all other entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As the Company is an “emerging growth company” and elects to apply for the new and revised accounting standards at the effective date for a private company, the Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2022	2021
Accounts receivable, gross	$551,064	$960,964
Less: allowance for doubtful accounts	-	-
Accounts receivable	$551,064	$960,964

Allowance for doubtful accounts movement is as follows:

	December 31,	December 31,
	2022	2021
Beginning balance	$-	$37,747
Write-offs	-	(33,859)
Additions to allowance	-	-
Foreign currency translation adjustment	-	(3,888)
Ending balance	$-	$-

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31,	December 31,
	2022	2021
Prepayments to software vendors	$162,046	$157,060
Prepaid marketing and consulting fees	99,770	-
Prepaid subscription fees	113,685	53,413
Deferred offering expenses	-	180,630
Prepaid insurance premium	66,023	18,252
Others	96,706	35,050
Total	$538,230	$444,405

Deferred offering expenses, consisting of legal fees and road show expenses relating to the Company’s initial public offering, were capitalized and recorded on the balance sheet. The deferred offering expenses were reclassified to shareholders’ equity (deficit) and recorded against the proceeds received upon the closing of the Company’s initial public offering on February 14, 2022.

NOTE 5 — RELATED PARTY TRANSACTIONS

As of December 31, 2022 and 2021, the Company has a due to related party balance of $402 and $1,110, respectively, from Sumitaka Yamamoto, the CEO and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2022, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $575. During the year ended December 31, 2021, the Company advanced $87,664 to this related party, and the related party paid expenses of $111,350 on behalf of the Company. As of December 31, 2020, Sumitaka Yamamoto held 467,622 shares issued with repurchase provision in relation to the stock options the Company granted in May 2016 that he repurchased on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares that Sumitaka Yamamoto held on behalf of the Company for $1 and settled the share repurchase payable to him of $28, resulting in a gain on shares redemption of $27 (also see NOTE 13).

As of December 31, 2022 and 2021, the Company has a loan receivable balance of $294,919 and $386,315, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the year ended December 31, 2021, the Company loaned $55,212 to this related party, and the related party paid expenses of $13,704 on behalf of the Company. During the year ended December 31, 2022, the Company received repayments of $44,871 from this related party.

In June 2020, Suzuyo Shinwart Corporation became an over 10% shareholder of the Company. In July 2021, Suzuyo Shinwart Corporation sold all its shares of the Company to the Company’s CEO and ceased to be the Company’s related party. During the period from January 1, 2021 to July 12, 2021, when Suzuyo Shinwart Corporation was a related party of the Company, the Company has revenues from this related party of $157,791 from software sales and incurred cost with this related party of $332,669 for software development services provided.

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

NOTE 6 — LOAN RECEIVABLE FROM EMPLOYEE

The Company occasionally made loans to its employees to assist their life. The Company has a loan receivable from an employee as of December 31, 2021, the annual interest rate for this loan is 1.975% and the term of this loan is three years. Repayments are deducted from the monthly salary of this employee. The loan was fully repaid during the year ended December 31, 2022.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,	December 31,
	2022	2021
Leasehold improvements	$298,637	$320,257
Machinery and equipment	316,827	316,126
Vehicle	106,490	121,235
Software	163,049	185,627
Subtotal	885,003	943,245
Accumulated depreciation	(681,376)	(681,831)
Property and equipment, net	$203,627	$261,414

Depreciation expense was $83,333 and $105,394 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 — LEASES

The Company has entered into two leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $18,335 and $57,167 are included in property and equipment, net as of December 31, 2022 and 2021, respectively.

The components of lease costs are as follows:

	For the Years Ended
	December 31,
	2022	2021
Finance lease costs
Amortization of right-of-use assets	$32,211	$53,035
Interest on lease liabilities	440	1,182
Total finance lease costs	32,651	54,217
Operating lease costs	312,356	381,756
Total lease costs	$345,007	$435,973

The following table presents supplemental information related to the Company’s leases:

	For the Years Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$440	$1,182
Operating cash flows from operating leases	322,200	397,586
Financing cash flows from finance leases	34,465	53,640
Remeasurement of operating lease liability and right-of-use asset due to lease modification	-	225,983

Weighted average remaining lease term (years)
Finance leases	0.8	1.5
Operating leases	9.1	10.1

Weighted-average discount rate: (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.32%	1.32%

As of December 31, 2022, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
2023	$19,476	$316,847
2024	286	316,847
2025	-	316,847
2026	-	316,847
2027	-	316,847
Thereafter	-	1,304,581
Total lease payments	19,762	2,888,816
Less: imputed interest	(9)	(175,899)
Total lease liabilities	19,753	2,712,917
Less: current portion	19,294	291,863
Non-current lease liabilities	$459	$2,421,054

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $244,395 and $278,237 as of December 31, 2022 and 2021, respectively.

NOTE 9 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed (JPY)	Loan Duration	Annual Interest Rate	Balance as of December 31, 2022	Balance as of December 31, 2021
Bond payable
Corporate bond issued through Resona Bank, Limited	100,000,000 (a)(c)	1/10/2019—1/10/2024	0.430%	$228,956	$434,431
Loans with banks and other financial institutions
Resona Bank, Limited	30,000,000 (a)	12/29/2017—12/30/2022	1.475%	-	56,476
Resona Bank, Limited	50,000,000 (a)(b)	12/29/2017—12/29/2024	0.675%	113,677	191,454
Resona Bank, Limited	10,000,000 (a)(b)	9/30/2020—9/30/2027	0.000%	52,705	72,411
Resona Bank, Limited	40,000,000 (a)(b)	9/30//2020—9/30/2027	0.000%	210,822	289,644
Resona Bank, Limited	20,000,000 (a)(b)	11/13/2020—10/31/2027	1.600%	107,227	146,890
Sumitomo Mitsui Banking Corporation	100,000,000 (a)	12/28/2018—12/28/2023	1.475%	165,237	361,925
Sumitomo Mitsui Banking Corporation	10,000,000 (a)(b)	12/30/2019—12/30/2026	1.975%	44,532	63,105
The Shoko Chukin Bank, Ltd.	30,000,000	9/28/2018—8/31/2023	1.200%	34,343	92,273
The Shoko Chukin Bank, Ltd.	50,000,000	7/27/2020—6/30/2027	1.290%	253,377	351,020
Japan Finance Corporation	40,000,000	12/15/2017—11/30/2022	0.300%	-	73,940
Japan Finance Corporation	80,000,000	11/17/2020—11/30/2027	0.210%	442,036	603,339
Higashi-Nippon Bank	30,000,000 (a)	3/31/2022—3/31/2025	1.400%	177,669	-
Aggregate outstanding principal balances				1,830,581	2,736,908
Less: unamortized debt issuance costs				(8,969)	(15,333)
Less: current portion				(697,877)	(849,995)
Non-current portion				$1,123,735	$1,871,580

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(c)	The bond is guaranteed by Resona Bank, Limited.

Interest expense for long-term debts was $20,523 and $32,700 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, future minimum loan payments are as follows:

Year Ended December 31,	Loan
Payment
2023	$713,692
2024	442,486
2025	253,866
2026	230,993
2027	189,544
Thereafter	-
Total	$1,830,581

NOTE 10 — INSURANCE PREMIUM FINANCING

In February 2022, the Company entered into an insurance premium financing agreement with BankDirect Capital Finance for $388,538 at an annual interest rate of 12.80% for nine months from February 1, 2022, payable in nine monthly installments of principal and interest. As of December 31, 2022, the insurance premium financing was fully repaid. During the year ended December 31, 2022, the interest incurred was $21,277.

NOTE 11 — INCOME TAXES

United States

HeartCore USA is a company registered in the State of Delaware incorporated in May 2021 and subjects to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.59% and 30.62% for the years ended December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, the Company’s income tax expense (benefit) are as follows:

	For the Years Ended
	December 31,
	2022	2021
Current	$2,776	$11,443
Deferred	(8,694)	330,502
Income tax expense (benefit)	$(5,918)	$341,945

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the Japanese statutory tax rate for the years ended December 31, 2022 and 2021 is as follows:

	For the Years Ended
	December 31,
	2022	2021
Japanese statutory tax rate	34.59%	30.62%
Effect of income tax difference under different tax jurisdictions	(8.45)%	0.00%
Effect of change in income tax rate for deferred tax assets	(2.36)%	0.00%
Effect of expenses not deductible for tax purpose	(4.98)%	7.11%
Change in valuation allowance	(19.25)%	493.82%
Other adjustments	0.54%	12.16%
Effective tax rate	0.09%	543.71%

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2022 and 2021 are presented below:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Revenue adjustments	$139,030	$127,000
Expense adjustments	98,300	91,833
Research and development – costs capitalized for tax purposes	55,866	79,157
Net operating losses carried forward	2,481,989	1,058,222
Subtotal	2,775,185	1,356,212
Less: valuation allowance	(2,511,846)	(1,058,222)
Total deferred tax assets	$263,339	$297,990

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, projected future taxable income, and tax planning strategies.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2022 and 2021, the management considered the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest or penalties tax for the years ended December 31, 2022 and 2021. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits in the next twelve months from December 31, 2022. The Company’s Japan subsidiary income tax return filed for the tax years ending from May 31, 2018 through December 31, 2022 are subject to examination by the relevant taxing authorities.

NOTE 12 – STOCK-BASED COMPENSATION

Options

In May 2016, the Company granted 507 units stock options to its employees each to acquire one share of common shares of HeartCore Japan (an equivalent of approximately 1,494 shares of common shares of HeartCore USA) at JPY10 each (approximately $0.09). All options are exercisable upon issuance with a repurchase provision before the completion of the Company’s initial public offering, which serves as a vesting condition. All employees that were granted these stock options had early exercised their stock options in 2016 prior to the vesting of the related stock options. As of November 3, 2021, 324 units of the options were forfeited, and the CEO of the Company has repurchased and held the shares issued related to the early exercise of such stock options on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares (equivalent to 324 shares of common shares of HeartCore Japan) from the CEO of the Company.

The consideration received for the remaining early exercised options was recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheet with JPY1,830 (approximately $16) as of December 31, 2021. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding as of December 31, 2021. On February 14, 2022, the 183 units of stock options were vested upon the completion of the Company’s initial public offering and the Company recognized stock-based compensation of $11,005 during the year ended December 31, 2022. In the same period, the share repurchase liability of $16 was settled by issuance of 273,489 shares of common shares (equivalent to 183 shares of common shares of HeartCore Japan) from exercise of stock options.

The following summarized the Company’s stock option activity for the stock options issued in 2016 for the years ended December 31, 2022 and 2021:

Number of Stock Options
Issued and unvested as of January 1, 2021	194
Forfeited	11
Issued and unvested as of December 31, 2021	183
Vested and exercised	183
Exercisable of December 31, 2022	-

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

On August 9, 2022, the Company awarded options to purchase 14,500 shares of common shares at an exercise price of $2.48 per share to three prior employees of the Company. The options are fully vested and exercisable on the grant date, with the expiration date on August 9, 2026. As of December 31, 2022, none of the options were exercised.

The following table summarizes the share options activity and related information for the years ended December 31, 2022 and 2021:

	Number of Options/ Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2021	-	$-	-	$-
Granted	1,534,500	2.50	10.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
As of December 31, 2021	1,534,500	$2.50	9.99	$-
Granted	16,500	2.54	4.33	-
Exercised	-	-	-	-
Forfeited	(84,500)	2.50	-	-
As of December 31, 2022	1,466,500	$2.50	8.94	$-
Vested and exercisable as of December 31, 2022	377,000	$2.50	8.78	$-

Options granted before January 1, 2022 were valued using the binomial model with the assistance of an independent valuation specialist. The Company calculated the fair value of options granted in the year ended December 31, 2022 using the Black-Scholes model. The following table summarizes the inputs to the models used to estimate the fair value of the options granted during the years ended December 31, 2022 and 2021.

	For the Years Ended
	December 31,
	2022	2021
Expected volatility	53.45% - 55.87%	60.38%
Risk-free interest rate	2.82% - 2.97%	1.31%
Dividend yield	0.00%	0.00%
Exercise term	4 - 6.25 years	6.25 years

The Company recognized stock-based compensation related to options of $1,097,130 and $18,787 during the years ended December 31, 2022 and 2021, respectively. The outstanding unamortized stock-based compensation related to options was $986,899 (which will be recognized through August 2026) as of December 31, 2022.

Restricted Stock Units (“RSUs”)

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 RSUs pursuant to the 2021 Plan. The RSUs vest on each annual anniversary of the date of the employment agreement, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date was $424,809.

On February 25, 2022, the Company entered into a service agreement with a marketing company to purchase 6-month marketing services and granted 83,333 RSUs. The RSUs were issued and vested on May 15, 2022. The fair value of the RSUs at grant date was $224,999.

The following table summarizes the RSUs activity for the year ended December 31, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2022	-	$-
Granted	169,153	3.84
Vested	(83,333)	2.70
Forfeited	-	-
Unvested as of December 31, 2022	85,820	$4.95

The Company recognized RSU-related stock-based compensation of $422,613 and nil during the years ended December 31, 2022 and 2021, respectively. The outstanding unamortized stock-based compensation related to RSUs was $227,195 (which will be recognized through February 2026) as of December 31, 2022.

NOTE 13 – SHAREHOLDERS’ EQUITY (DEFICIT)

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

During the period from October 27, 2021 through December 31, 2021, the Company issued 304,000 shares of common shares at a purchase price of $2.50 per share for an aggregate net proceeds of $677,945 in a private placement, including 30,000 shares of common shares issued to the officers of the Company.

During the period from January 1, 2022 through January 13, 2022, the Company issued 96,000 shares of common shares at a purchase price of $2.50 per share for an aggregate net proceeds of $220,572 in a private placement, including 30,000 shares of common shares issued to the officers of the Company.

On February 14, 2022, the Company completed its initial public offering on the NASDAQ Capital Market under the symbol of “HTCR”. The Company offered 3,000,000 common shares at $5.00 per share. Net proceeds raised by the Company from the initial public offering amounted to $13,724,167 after deducting underwriting discounts and commissions and other offering expenses. The Company has deferred costs of $300,460 directly attributed to the offering, among which $178,847 offering costs were paid and deferred as of December 31, 2021. Those costs were charged against the proceeds from the offering.

On February 14, 2022, 273,489 shares of common shares were issued from exercise of stock options by settling share repurchase liability of $16 (also see NOTE 12).

On May 15, 2022, 83,333 shares of restricted shares were issued to a marketing company as compensation for services received (also see NOTE 12).

Share Repurchase Program

On June 1, 2022, the Board of Directors approved a share repurchase program (“2022 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $3.5 million of its outstanding common shares. The timing and amount of repurchases under the program are determined by the Company’s management based on its evaluation of market conditions and other factors. This program has no set termination date and may be suspended or discontinued at any time.

During the period from June 1, 2022 through September 30, 2022, the Company repurchased 1,349,390 shares of common shares at an average price of $2.59 per share totaling approximately $3.5 million (including commissions) under the 2022 Share Repurchase Program. As of September 30, 2022, the Company has used up the entire balance authorized under the 2022 Share Repurchase Program.

On October 18, 2022, the Board of Directors approved to retire all the repurchased shares. As of December 31, 2022, all of the 1,349,390 treasury shares have been retired.

As of December 31, 2022 and 2021, there were 17,649,886 and 15,819,943 shares, respectively, of common shares issued, 17,649,886 and 15,546,454 shares, respectively, of common shares outstanding.

No preferred shares were issued and outstanding as of December 31, 2022 and 2021. The number of shares reflects the retrospective presentation of the share issuance on July 16, 2021, due to the recapitalization between entities under common control.

NOTE 14 - MANDATORILY REDEEMABLE FINANCIAL INTEREST

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

NOTE 15 – LOSS PER SHARE

Basic loss per share is calculated on the basis of weighted-average outstanding common shares. Diluted loss per share is computed on the basis of basic weighted-average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities. Common share equivalents are not included in the calculation of diluted loss per share if their effect would be anti-dilutive.

The computation of basic and diluted loss per share for the years ended December 31, 2022 and 2021 is as follows:

	For the Years Ended
	December 31,
	2022	2021
Loss per share – basic and diluted
Numerator:
Allocation of net loss attributable to HeartCore Enterprises, Inc.’s common shareholders used in calculating loss per common share	$(6,677,466)	$(338,156)
Net loss attributable to common shareholders	(6,677,466)	(338,156)
Denominator:
Weighted average number of common shares outstanding used in calculating loss per share	17,922,585	15,242,454
Denominator used for loss per share	17,922,585	15,242,454
Loss per share – basic and diluted	$(0.37)	$(0.02)

For the years ended December 31, 2022 and 2021, the weighted average shares outstanding are the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

NOTE 16 - SUBSEQUENT EVENTS

On September 6, 2022, the Company entered into a share exchange and purchase agreement to acquire 51% of the outstanding shares of Sigmaways, a company engaged in the business of developing and sales of software in the United States. On February 1, 2023, the Company closed the acquisition for a total consideration of $4,150,000, including $1,000,000 in cash and 2,500,000 shares of common shares of the Company with fair value of $3,150,000 at the closing date. As a result, Sigmaways became a subsidiary of the Company.

Due to the limited time since the acquisition date and the effort required to conform the financial statements to the Company’s practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, intangible assets and goodwill, if any. This information will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

On February 3, 2023, the Company granted stock options to an employee to purchase 100,000 common shares at an exercise price of $1.17 per share throughout a period of ten years from the grant date. The stock options will vest 50% on the grant date and February 1, 2024, respectively.

On March 12, 2023, Signature Bank was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. The Company held approximately $4.7 million cash deposits at Signature Bridge Bank, N.A. as of March 12, 2023. Normal banking activities resumed on Monday, March 13, 2023.

On March 22, 2023, the Company granted 671,350 shares of common shares to the employees and service providers of Sigmaways.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
3.2	Bylaws of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.1	Memorandum to Share Exchange Agreement dated July 15, 2021, among HeartCore Co., Sumitaka. Yamamoto, and Information Services International-Dentsu Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.2	Share Exchange Agreement dated July 16, 2021, among HeartCore Enterprises, Inc., all shareholders of HeartCore Co., Ltd., and Sumitaka Yamamoto as representative of the shareholders of HeartCore Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.3	Stock Purchase Agreement dated August 10, 2021, between HeartCore Enterprises, Inc. and Dentsu Digital Investment Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.4†	HeartCore Enterprises, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.5†	Employment Agreement, dated February 9, 2022, between the Company and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.6†	Employment Agreement, dated February 9, 2022, between the Company and Kimio Hosaka (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).).
10.7†	Employment Agreement, dated February 9, 2022, between the Company and Keisuke Kuno (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.8†	Employment Agreement, dated February 9, 2022, between the Company and Qizhi Gao (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.9†	Employment Agreement, dated February 9, 2022, between the Company and Hidekazu Miyata (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.10	Form of Independent Director Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.11	Form of Indemnification Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.12	Consulting and Services Agreement, dated as of March 31, 2022, by and between the registrant and Moveaction Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.13	Common Stock Purchase Warrant issued by Moveaction Co., Ltd. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.14	Consulting and Services Agreement, dated as of April 13, 2022, by and between the registrant and A.L.I. Technologies Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).
10.15	Common Stock Purchase Warrant issued by A.L.I. Technologies Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).

103

10.16	Consulting and Services Agreement, dated as of May 13, 2022, by and between the registrant and SYLA Holdings Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.17	Common Stock Purchase Warrant issued by SYLA Holdings Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.18	Amendment No. 1 to Consulting and Services Agreement, dated as of August 17, 2022, by and between the registrant and Syla Technologies Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.19	Common Stock Purchase Warrant issued on August 17, 2022 by Syla Technologies Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.20	Share Exchange and Purchase Agreement, dated as of September 6, 2022, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2022).
10.21	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.22	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.23	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.24	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.25	Termination of Consulting and Services Agreement and Warrant, dated as of October 26, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.26	Amendment No. 1 to Consulting and Services Agreement, dated as of October 26, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.27	Common Stock Purchase Warrant, issued on October 26, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.28	Amendment No. 1 to Executive Employment Agreement, dated as of October 28, 2022, by and between the registrant and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.29	9th Stock Acquisition Rights Allotment Agreement, dated as of November 9, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.30	Amendment No. 2 to Consulting and Services Agreement, dated as of November 15, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.31	Consulting and Services Agreement, dated as of November 18, 2022, by and between the registrant and SBC Medical Group, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.32	Common Stock Purchase Warrant, issued on November 18, 2022, by SBC Medical Group, Inc. in favor of the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.33	Consulting and Services Agreement, dated as of January 11, 2023, by and between the registrant and kk.BloomZ (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).

104

10.34	Common Stock Purchase Warrant, issued on January 11, 2023, by kk.BloomZ in favor of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.35	Amendment No. 2 to Share Exchange and Purchase Agreement, dated as of February 1, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.36	Common Stock Purchase Warrant, dated February 1, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.37†	Employment Agreement, dated February 1, 2023, by and between the registrant and Prakash Sadasivam (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.38	Amended and Restated Common Stock Purchase Warrant, dated February 6, 2023 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 9, 2023).
10.39	Addendum to Share Exchange and Purchase Agreement, dated as of February 8, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 10, 2023)
10.40	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and Libera Gaming Operations, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.41	Common Stock Purchase Warrant, dated March 13, 2023, issued by Libera Gaming Operations, Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.42	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and ICheck Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.43	Common Stock Purchase Warrant, dated March 13, 2023, issued by ICheck Co., Ltd. to the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
21.1*	List of Subsidiaries
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

**Filed previously.

† Management contracts and compensation plans and arrangements

105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: March 31, 2023	By:	/s/ Sumitaka Yamamoto
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

Signature	Title	Date

/s/ Sumitaka Yamamoto	Chairman of Board, Chief Executive Officer and President	March 31, 2023
Sumitaka Yamamoto	(Principal Executive Officer)

/s/ Qizhi Gao	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Qizhi Gao

/s/ Kimio Hosaka	Director	March 31, 2023
Kimio Hosaka

/s/ Ferdinand Groenewald	Director	March 31, 2023
Ferdinand Groenewald

/s/ Yoshitomo Yamano	Director	March 31, 2023
Yoshitomo Yamano

/s/ Yuki Tan	Director	March 31, 2023
Yuki Tan

/s/ Takeshi Omoto	Director	March 31, 2023
Takeshi Omoto

/s/ Yuta Katai	Director	March 31, 2023
Yuta Katai

106