Form 10-Q
period 2023-03-31
HeartCore Enterprises, Inc.
filed 2023-05-22
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 22, 2023, there were 20,842,690 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

2

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,209,915	$7,177,326
Accounts receivable	2,380,128	551,064
Short-term investment in warrants	437,812	-
Prepaid expenses	919,916	538,230
Due from related party	47,536	48,447
Other current assets	31,534	220,070
Total current assets	9,026,841	8,535,137

Non-current assets:
Property and equipment, net	214,566	203,627
Operating lease right-of-use assets	2,549,834	2,644,957
Intangible asset, net	4,993,750	-
Goodwill	3,276,441	-
Long-term investment in warrants	3,764,888	-
Deferred tax assets	245,997	263,339
Security deposits	367,981	244,395
Long-term loan receivable from related party	229,955	246,472
Other non-current assets	75	661
Total non-current assets	15,643,487	3,603,451

Total assets	$24,670,328	$12,138,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,160,309	$497,742
Accrued payroll and other employee costs	416,779	360,222
Due to related party	2,923	402
Current portion of long-term debts	640,534	697,877
Insurance premium financing	352,518	-
Factoring liability	173,582	-
Operating lease liabilities, current	288,081	291,863
Finance lease liabilities, current	13,663	19,294
Income tax payables	681,830	2,747
Deferred revenue	1,530,472	1,724,519
Other current liabilities	225,167	53,027
Total current liabilities	5,485,858	3,647,693

Non-current liabilities:
Long-term debts	1,490,664	1,123,735
Operating lease liabilities, non-current	2,314,160	2,421,054
Finance lease liabilities, non-current	-	459
Deferred tax liabilities	1,398,250	-
Other non-current liabilities	135,536	138,018
Total non-current liabilities	5,338,610	3,683,266

Total liabilities	10,824,468	7,330,959

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 20,842,690 and 17,649,886 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	2,083	1,764
Additional paid-in capital	19,079,516	15,014,607
Accumulated deficit	(8,691,290)	(10,573,579)
Accumulated other comprehensive income	342,093	364,837
Total HeartCore Enterprises, Inc. shareholders’ equity	10,732,402	4,807,629
Non-controlling interest	3,113,458	-
Total shareholders’ equity	13,845,860	4,807,629

Total liabilities and shareholders’ equity	$24,670,328	$12,138,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$8,734,150	$2,276,001

Cost of revenues	3,101,066	1,055,356

Gross profit	5,633,084	1,220,645

Operating expenses:
Selling expenses	568,642	205,918
General and administrative expenses	2,685,207	2,468,933
Research and development expenses	79,624	108,259

Total operating expenses	3,333,473	2,783,110

Income (loss) from operations	2,299,611	(1,562,465)

Other income (expenses):
Changes in fair value of investments in warrants	193,365	-
Interest income	31,605	1,458
Interest expenses	(39,840)	(11,271)
Other income	14,201	16,673
Other expenses	(29,457)	(23,662)
Total other income (expenses)	169,874	(16,802)

Income (loss) before income tax provision	2,469,485	(1,579,267)

Income tax expense (benefit)	661,448	(816)

Net income (loss)	1,808,037	(1,578,451)

Less: net loss attributable to non-controlling interest	(74,252)	-

Net income (loss) attributable to HeartCore Enterprises, Inc.	$1,882,289	$(1,578,451)

Other comprehensive income (loss):
Foreign currency translation adjustment	(25,034)	80,053

Total comprehensive income (loss)	1,783,003	(1,498,398)
Less: comprehensive loss attributable to non-controlling interest	(76,542)	-
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$1,859,545	$(1,498,398)

Net income (loss) per common share attributable to HeartCore Enterprises, Inc.
Basic	$0.10	$(0.09)
Diluted	$0.10	$(0.09)
Weighted average common shares outstanding
Basic	19,066,160	17,265,332
Diluted	19,066,160	17,265,332

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common shares		Additional		Accumulated other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income (loss)	shareholders’ equity (deficit)	controlling interest	shareholders’ equity (deficit)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	$(3,896,113)	$(15,172)	$(558,952)	$-	$(558,952)
Net loss	-	-	-	(1,578,451)	-	(1,578,451)	-	(1,578,451)
Foreign currency translation adjustment	-	-	-	-	80,053	80,053	-	80,053
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	13,644,279	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	16	-	16
Stock-based compensation	-	-	422,164	-	-	422,164	-	422,164
Balance, March 31, 2022	18,915,943	$1,891	$17,416,901	$(5,474,564)	$64,881	$12,009,109	$-	$12,009,109

	Common shares		Additional		Accumulated other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	shareholders’ equity	controlling interest	shareholders’ equity
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net income (loss)	-	-	-	1,882,289	-	1,882,289	(74,252)	1,808,037
Foreign currency translation adjustment	-	-	-	-	(22,744)	(22,744)	(2,290)	(25,034)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	3,149,750	-	-	3,150,000	-	3,150,000
Non-controlling interests arising from acquisition of subsidiary	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	915,159	-	-	915,228	-	915,228
Balance, March 31, 2023	20,842,690	$2,083	$19,079,516	$(8,691,290)	$342,093	$10,732,402	$3,113,458	$13,845,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,808,037	$(1,578,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	123,312	24,889
Amortization of debt issuance costs	758	866
Non-cash lease expense	76,017	75,986
Deferred income taxes	(17,284)	6,311
Stock-based compensation	915,228	422,164
Warrants received as noncash consideration	(4,009,335)	-
Changes in fair value of investments in warrants	(193,365)	-

Changes in assets and liabilities:
Accounts receivable	(66,833)	(217,638)
Prepaid expenses	(45)	(488,970)
Other assets	78,241	(34,896)
Accounts payable and accrued expenses	(94,363)	(79,982)
Accrued payroll and other employee costs	(178,733)	(27,492)
Due to related party	2,544	-
Operating lease liabilities	(73,147)	(78,226)
Finance lease liabilities	(53)	(174)
Income tax payables	678,725	(10,037)
Deferred revenue	(167,873)	(295,176)
Other liabilities	70,110	(113,027)

Net cash flows used in operating activities	(1,048,059)	(2,393,853)

Cash flows from investing activities:
Purchases of property and equipment	(9,409)	(18,903)
Advance and loan provided to related party	-	(25,480)
Repayment of loan provided to related party	11,955	9,102
Payment for acquisition of subsidiary, net of cash acquired	(724,910)	-

Net cash flows used in investing activities	(722,364)	(35,281)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	-	13,602,554
Proceeds from issuance of common shares prior to initial public offering	-	220,572
Payments for finance leases	(5,658)	(14,916)
Proceeds from long-term debt	-	258,087
Repayment of long-term debts	(265,255)	(308,121)
Repayment of insurance premium financing	(36,517)	(41,280)
Repayment to related party	-	(903)
Net proceeds from factoring arrangement	173,582	-
Payments for debt issuance costs	(448)	(1,030)
Payment for mandatorily redeemable financial interest	-	(430,489)

Net cash flows provided by (used in) financing activities	(134,296)	13,284,474

Effect of exchange rate changes	(62,692)	(78,293)

Net change in cash and cash equivalents	(1,967,411)	10,777,047

Cash and cash equivalents - beginning of the period	7,177,326	3,136,839

Cash and cash equivalents - end of the period	$5,209,915	$13,913,886

Supplemental cash flow disclosure:
Interest paid	$16,968	$13,262
Income taxes paid	$-	$1,489

Non-cash investing and financing transactions:

Payroll withheld as repayment of loan receivable from employees	$-	$2,065
Expense paid by related party on behalf of the Company	$-	$25,480
Share repurchase liability settled by issuance of common shares	$-	$16
Deferred offering costs recognized against the proceeds from the offering	$-	$178,847
Insurance premium financing	$389,035	$388,538
Liabilities assumed in connection with purchase of property and equipment	$6,288	$-
Common shares issued for acquisition of subsidiary	$3,150,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

HeartCore Enterprises, Inc. (“HeartCore USA” or the “Company”), a holding company, was incorporated under the laws of the State of Delaware on May 18, 2021.

On July 16, 2021, the Company executed a Share Exchange Agreement with certain shareholders of HeartCore Co., Ltd. (“HeartCore Japan”), a company that was incorporated in Japan on June 12, 2009. Pursuant to the terms of the Share Exchange Agreement, the Company issued 15,999,994 shares of its common shares to the shareholders of HeartCore Japan in exchange for 10,706 shares out of 10,984 shares of common shares issued by HeartCore Japan, representing approximately 97.5% of HeartCore Japan’s outstanding common shares. On February 24, 2022, the Company purchased the remaining 278 shares of common shares of HeartCore Japan. As a result, HeartCore Japan became a wholly-owned operating subsidiary of the Company.

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

On September 6, 2022, HeartCore USA entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California in April 2006, and its wholly-owned subsidiaries, Sigmaways B.V. and Sigmaways Technologies Ltd. (“Sigmaways Technologies”). Sigmaways B.V. was incorporated in Netherlands in November 2019. Sigmaways Technologies was incorporated in Canada in August 2020. Sigmaways and its wholly-owned subsidiaries are primarily engaged in the business of developing and sales of software in the United States. The acquisition was closed on February 1, 2023.

In January 2023, HeartCore USA incorporated a wholly-owned subsidiary, HeartCore Financial, Inc. (“HeartCore Financial”), under the laws of the State of Delaware. HeartCore Financial is engaged in the business of providing financial consulting services.

In February 2023, HeartCore USA incorporated a wholly-owned subsidiary, HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), in Japan. HeartCore Capital Advisors is engaged in the business of providing financial consulting services to Japanese companies.

HeartCore USA, HeartCore Japan, Sigmaways, Sigmaways B.V., Sigmaways Technologies, HeartCore Financial and HeartCore Capital Advisors are hereafter referred to as the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

These unaudited interim consolidated financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for credit losses, useful lives of property and equipment, the impairment of long-lived assets and goodwill, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and financing leases, valuation of asset retirement obligations, valuation of investments in warrants, revenue recognition and purchase price allocation with respect to business combination. Actual results could differ from those estimates.

COVID-19

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The extent to which COVID-19 may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the unaudited consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s unaudited consolidated financial statements.

Asset Retirement Obligations

Pursuant to the lease agreements for the office space, the Company is responsible to restore these spaces back to its original statute at the time of leaving. The Company recognizes an obligation related to these restorations as asset retirement obligation included in other non-current liabilities in the consolidated balance sheets, in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 410, “Asset Retirement Obligation Accounting”. The Company capitalizes the associated asset retirement cost by increasing the carrying amount of the related property and equipment. The following table presents changes in asset retirement obligations:

	March 31,	December 31,
	2023	2022
Beginning balance	$138,018	$155,666
Accretion expense	112	459
Foreign currency translation adjustment	(2,594)	(18,107)
Ending balance	$135,536	$138,018

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

In the three months ended March 31, 2023 and 2022, software development costs expensed as incurred amounted to $79,624 and $108,259, respectively. These software development costs were included in the research and development expenses.

Investments in Warrants

Investments in warrants represent stock warrants of its consulting service customers and are not registered for public sale. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investment in warrants is classified as short-term if the maturity is within one year, and as long-term if the maturity is over one year.

Intangible Asset, Net

Intangible asset represents the customer relationship acquired from business acquisition of Sigmaways and its subsidiaries. The acquired intangible asset is recognized and measured at fair value at the time of acquisition and is amortized on a straight-line basis over the estimated economic useful life of the respective assets. The estimated useful life of the customer relationship is 8 years.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, operating lease right-of-use assets and intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three months ended March 31, 2023 and 2022.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with ASC Topic 350, “Intangibles – Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

Foreign Currency Translation

The functional currency of HeartCore Japan and HeartCore Capital Advisors is the Japanese Yen (“JPY”). The functional currency of HeartCore USA, HeartCore Financial and Sigmaways is the United States Dollar (“US$”). The functional currency of Sigmaways B.V. is the Euro (“EUR”). The functional currency of Sigmaways Technologies is the Canada Dollar (“CAD”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited consolidated statements of operations.

The reporting currency of the Company is the US$, and the accompanying unaudited consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in shareholders’ equity.

Revenue Recognition

The Company recognizes revenues under ASC Topic 606, “Revenue from Contracts with customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of value-added taxes and applicable local government levies.

The Company currently generates its revenues from the following main sources:

Revenues from On-Premise Software

Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. The Company provides on-premise software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenues from on-premise licenses are recognized upfront at the point in time when the software is made available to the customer. Licenses for on-premise software are typically sold to the customer with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling prices (“SSP”) of on-premise software and maintenance and support service. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premise software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

Revenues from Maintenance and Support Services

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

Revenues from Software as a Service (“SaaS”)

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

Revenues from Software Development and Other Miscellaneous Services

The Company provides customers with software development and support services pursuant to their specific requirements, which primarily compose of consulting, integration, training, custom application, and workflow development. The Company also provides other miscellaneous services, such as 3D Space photography. The Company generally recognizes revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

Revenues from Customized Software Development and Services

The Company’s customized software development and services revenues primarily include revenues from providing software development solutions and other support services to its customers. The contract pricing is at stated billing rates per hour. These contracts are generally short-term in nature and not longer than one year in duration. For services provided under the contract that result in the transfer of control over time, the underlying deliverable in the contract is owned and controlled by the customer and does not create an asset with an alternative use to the Company. The Company recognizes revenue on rate per hour contracts based on the amount billable to the customer, as the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date.

Revenues from Consulting Services

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting service contracts are generally less than one year in length and normally include both cash and noncash consideration. Cash consideration is paid in installment payments and is recognized in revenue over the period of the contract by reference to progress toward complete satisfaction of that performance obligation. Noncash consideration is in the form of warrants of the customers and is measured at fair value at contract inception. Noncash consideration that is variable for reasons other than only the form of the consideration is included in the transaction price, but is subject to the constraint on variable consideration. The Company assesses the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Only when the significant revenues reversal is concluded probable of not occurring can variable consideration be included in revenues. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the variable noncash consideration is recognized in revenues until the underlying uncertainties have been resolved.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the three months ended March 31, 2023 and 2022 that were included in the opening deferred revenues balance was approximately $0.9 million and $0.8 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three months ended March 31, 2023 and 2022 is as following:

	For the Three Months Ended
	March 31,
	2023	2022
Revenues from On-Premise Software	$356,921	$801,601
Revenues from Maintenance and Support Services	701,474	845,339
Revenues from Software as a Service (“SaaS”)	171,044	126,654
Revenues from Software Development and Other Miscellaneous Services	680,341	502,407
Revenues from Customized Software Development and Services	1,631,619	-
Revenues from Consulting Services	5,192,751	-
Total Revenues	$8,734,150	$2,276,001

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended
	March 31,
	2023	2022

Revenues from Customer Experience Management Platform	$1,566,437	$1,755,053
Revenues from Process Mining	102,201	266,488
Revenues from Robotic Process Automation	86,186	98,386
Revenues from Task Mining	107,088	86,877
Revenues from Customized Software Development and Services	1,631,619	-
Revenues from Consulting Services	5,192,751	-
Revenues from Others	47,868	69,197
Total Revenues	$8,734,150	$2,276,001

As of March 31, 2023 and 2022, and for the periods then ended, substantially all of the long-lived assets (excluding intangible asset) and the majority of revenues generated were attributed to the Company’s operation in Japan.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company usually does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the three months ended March 31, 2023, customer B and C represent 28.9% and 18.8%, respectively, of the Company’s total revenues. For the three months ended March 31, 2022, customer A represents 13.3% of the Company’s total revenues.

For the three months ended March 31, 2023, vendor A, B and D represent 38.5%, 29.6% and 18.4%, respectively, of the Company’s total purchases. For the three months ended March 31, 2022, vendor A, B and C represent 36.1%, 29.4% and 10.8%, respectively, of the Company’s total purchases.

Stock-based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the unaudited consolidated statements of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Business Combinations

The Company accounts its business combinations using the acquisition method of accounting in accordance with ASC Topic 805. The purchase price of the acquisition is allocated to the tangible assets, liabilities, identifiable intangible asset acquired and non-controlling interest, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred.

Consideration transferred in a business combination is measured at the fair value as of the date of acquisition. Where the consideration in an acquisition includes contingent consideration, and the payment of which depends on the achievement of certain specified conditions post-acquisition, the contingent consideration is recognized and measured at its fair value at the acquisition date and is recorded as a liability. It is subsequently carried at fair value with changes in fair value reflected in earnings.

In a business combination achieved in stages, the Company remeasures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition-date fair value and the remeasurement gain or loss, if any, is recognized in the unaudited consolidated statements of operations and comprehensive income (loss).

Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures,” and generally are determined using Level 2 inputs and Level 3 inputs. The determination of fair value involves the use of significant judgments and estimates. The Company utilizes the assistance of a third-party valuation appraiser to determine the fair value as of the date of acquisition.

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC Topic 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

As of March 31, 2023 and December 31, 2022, the carrying values of current assets, except for short-term investment in warrants, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are measured at fair value at contract inception. The Company’s investments in warrants are measured on a recurring basis and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of investments in warrants was determined using a Black-Scholes model of value based upon the stock price, exercise price, expected volatility, time to maturity, and a risk-free interest rate for the term of the warrants exercise. Such valuations are classified within Level 3 of the fair value hierarchy.

The following table summarizes the Company’s investments in warrants activity for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Fair value of investments in warrants at beginning of the period	$-	$-
Warrants received as noncash consideration	4,009,335	-
Changes in fair value of investments in warrants	193,365	-
Investments in warrants converted to securities	-	-
Fair value of investments in warrants at end of the period	$4,202,700	$-

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 was further amended in November 2020 by ASU No. 2020-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). As a result, ASC Topic 326, “Financial Instruments – Credit Losses” is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2020. For all other entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As the Company is an “emerging growth company” and elects to apply for the new and revised accounting standards at the effective date for a private company, the Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. This ASU is expected to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable – non-factored	$2,206,546	$551,064
Accounts receivable – factored with recourse	173,582	-
Accounts receivable, gross	2,380,128	551,064
Less: allowance for credit losses	-	-
Accounts receivable	$2,380,128	$551,064

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2023	2022
Prepayments to software vendors	$138,988	$162,046
Prepaid marketing and consulting fees	93,532	99,770
Prepaid subscription fees	110,523	113,685
Prepaid insurance premium	462,190	66,023
Others	114,683	96,706
Total	$919,916	$538,230

NOTE 5 — RELATED PARTY TRANSACTIONS

As of March 31, 2023 and December 31, 2022, the Company has a due to related party balance of $2,923 and $402, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $2,544. During the three months ended March 31, 2022, the Company advanced $25,480 to the related party and the related party paid expenses of $25,480 on behalf of the Company. The Company also repaid $903 to the related party during the same period.

As of March 31, 2023 and December 31, 2022, the Company has a loan receivable balance of $277,491 and $294,919, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the three months ended March 31, 2023 and 2022, the Company received repayments of $11,955 and $9,102, respectively, from this related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31,	December 31,
	2023	2022
Leasehold improvements	$293,024	$298,637
Machinery and equipment	401,307	316,827
Vehicle	104,488	106,490
Software	159,984	163,049
Subtotal	958,803	885,003
Less: accumulated depreciation	(744,237)	(681,376)
Property and equipment, net	$214,566	$203,627

Depreciation expenses were $17,062 and $24,889 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 — INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	March 31,	December 31,
	2023	2022
Customer relationship	$5,100,000	$-
Less: accumulated amortization	(106,250)	-
Intangible asset, net	$4,993,750	$-

As of March 31, 2023, the future estimated amortization cost for intangible asset is as follows:

Year Ended December 31,	Estimated
Amortization
Remaining of 2023	$478,125
2024	637,500
2025	637,500
2026	637,500
2027	637,500
Thereafter	1,965,625
Total	$4,993,750

NOTE 8 — LEASES

The Company has entered into three leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $12,497 and $18,335 are included in property and equipment, net as of March 31, 2023 and December 31, 2022, respectively.

The components of lease costs are as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Finance lease costs
Amortization of right-of-use assets	$5,526	$12,526
Interest on lease liabilities	53	174
Total finance lease costs	5,579	12,700
Operating lease costs	84,991	87,051
Total lease costs	$90,570	$99,751

The following table presents supplemental information related to the Company’s leases:

	For the Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$53	$174
Operating cash flows from operating leases	81,977	89,290
Financing cash flows from finance leases	5,658	14,916

Weighted average remaining lease term (years)
Finance leases	0.6	1.4
Operating leases	8.9	9.9

Weighted average discount rate (per annum)
Finance leases	1.33%	1.32%
Operating leases	1.32%	1.32%

As of March 31, 2023, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
Remaining of 2023	$13,433	$243,039
2024	281	310,891
2025	-	310,891
2026	-	310,891
2027	-	310,891
Thereafter	-	1,280,060
Total lease payments	13,714	2,766,663
Less: imputed interest	(51)	(164,422)
Total lease liabilities	13,663	2,602,241
Less: current portion	13,663	288,081
Non-current lease liabilities	$-	$2,314,160

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $367,981 and $244,395 as of March 31, 2023 and December 31, 2022, respectively.

NOTE 9 — FACTORING LIABILITY

Sigmaways, the newly acquired subsidiary of the Company, entered into a Factoring and Security Agreement (the “Factoring Agreement”) with The Southern Bank Company, an unrelated factor (the “Factor”), in 2017, for the purpose of factoring certain accounts receivable. Under the terms of the Factoring Agreement, the Company may offer for sale, and the Factor may purchase in its sole discretion, certain accounts receivable of the Company (the “Purchased Receivable”). The Factoring Agreement provided for a maximum of $850,000 in Purchased Receivable.

Selected accounts receivable is submitted to the Factor, and the Company receives 90% of the face value of the accounts receivable by wire transfer. Upon payment by the customers, the remainder of the amount due is received from the Factor after deducting certain fees.

The Factoring Agreement specifies that eligible accounts receivable is factored with recourse. Under the terms of the recourse provision, the Company is required to reimburse the Factor, upon demand, for Purchased Receivable that is not paid on time by the customers. The performance of all obligations and payments to the Factor is personally guaranteed by Prakash Sadasivam, CEO of Sigmaways and Chief Strategy Officer (“CSO”) of the Company, and secured by all Sigmaways’ now owned and hereafter assets and any sums maintained by the Factor that are identified as payable to the Company.

The Factoring Agreement has an initial term of twelve months and automatically renews for successive twelve-month renewal periods unless terminated pursuant to the terms of the Factoring Agreement. The Company may terminate the Factoring Agreement with sixty days’ written notice to the Factor and is subject to certain early termination fee.

The Factoring Agreement contained covenants that are customary for accounts receivable-based factoring agreements and also contained provisions relating to events of default that are customary for agreements of this type.

As of March 31, 2023, there was $173,582 borrowed and outstanding under the Factoring Agreement. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the three months ended March 31, 2023, the Company recorded approximately $22,695 in interest expense related to the Factoring Agreement.

NOTE 10 — INSURANCE PREMIUM FINANCING

In January 2023, the Company entered into an insurance premium financing agreement with BankDirect Capital Finance for $389,035 at an annual interest rate of 16.04% for ten months from February 1, 2023, payable in ten monthly installments of principal and interest.

In February 2022, the Company entered into an insurance premium financing agreement with BankDirect Capital Finance for $388,538 at an annual interest rate of 12.80% for nine months from February 1, 2022, payable in nine monthly installments of principal and interest.

As of March 31, 2023 and December 31, 2022, the balance of the insurance premium financing was $352,518 and nil, respectively. During the three months ended March 31, 2023 and 2022, the interest incurred was $5,304 and $4,255, respectively.

NOTE 11 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of March 31, 2023	Balance as of December 31, 2022

Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(a)(c)	1/10/2019—1/10/2024	0.430%	$149,768	$228,956
Loans with banks and other financial institutions
Resona Bank, Limited	JPY50,000,000	(a)(b)	12/29/2017—12/29/2024	0.675%	93,717	113,677
Resona Bank, Limited	JPY10,000,000	(a)(b)	9/30/2020—9/30/2027	0.000%	48,150	52,705
Resona Bank, Limited	JPY40,000,000	(a)(b)	9/30/2020—9/30/2027	0.000%	192,601	210,822
Resona Bank, Limited	JPY20,000,000	(a)(b)	11/13/2020—10/31/2027	1.600%	98,083	107,227
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(a)	12/28/2018—12/28/2023	1.475%	112,199	165,237
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(a)(b)	12/30/2019—12/30/2026	1.975%	40,130	44,532
The Shoko Chukin Bank, Ltd.	JPY30,000,000		9/28/2018—8/31/2023	1.200%	18,421	34,343
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020—6/30/2027	1.290%	230,643	253,377
Japan Finance Corporation	JPY80,000,000		11/17/2020—11/30/2027	0.210%	404,973	442,036
Higashi-Nippon Bank	JPY30,000,000	(a)	3/31/2022—3/31/2025	1.400%	149,169	177,669
First Home Bank	$350,000	(d)	4/18/2019—4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	251,391	-
U.S. Small Business Administration	$350,000	(d)	5/30/2020—5/30/2050	3.750%	350,000	-
Aggregate outstanding principal balances					2,139,245	1,830,581
Less: unamortized debt issuance costs					(8,047)	(8,969)
Less: current portion					(640,534)	(697,877)
Non-current portion					$1,490,664	$1,123,735

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(c)	The bond is guaranteed by Resona Bank, Limited.
(d)	These debts are guaranteed by Prakash Sadasivam, CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expense for long-term debts was $11,841 and $7,016 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future minimum loan payments are as follows:

Year Ended December 31,	Loan
Payment
Remaining of 2023	$464,705
2024	467,708
2025	291,088
2026	276,692
2027	241,046
Thereafter	398,006
Total	$2,139,245

NOTE 12 — INCOME TAXES

United States

HeartCore USA, Sigmaways and HeartCore Financial, incorporated in the United States, are subject to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Netherlands

Sigmaways B.V. is a company incorporated in Amsterdam in Netherlands in November 2019. The first EUR200,000 of taxable income will be taxed at 19% and the remaining taxable income will be taxed at statutory tax rate of 25.80%.

Canada

Sigmaways Technologies is a company incorporated in British Columbia in Canada in August 2020. It is subject to income tax on income arising in, or derived from, the tax jurisdiction in British Columbia it operates. The basic federal rate of Part I tax is 38% of taxable income, 28% after federal tax abatement. After the general tax reduction, the net federal tax rate is 15%. The provincial and territorial lower and higher tax rates in British Columbia are 2% and 12%, respectively.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory tax rate of approximately 34.59% and 30.62% for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company’s income tax expense (benefit) are as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Current	$678,732	$(774)
Deferred	(17,284)	(42)
Income tax expense (benefit)	$661,448	$(816)

The effective tax rate was 26.78% and 0.05% for the three months ended March 31, 2023 and 2022, respectively.

NOTE 13 – STOCK-BASED COMPENSATION

Options

In May 2016, the Company granted 507 units stock options to its employees each to acquire one share of common shares of HeartCore Japan (an equivalent of approximately 1,494 shares of common shares of HeartCore USA) at JPY10 (approximately $0.09) each. All options are exercisable upon issuance with a repurchase provision before the completion of the Company’s initial public offering, which serves as a vesting condition. All employees that were granted these stock options had early exercised their stock options in 2016 prior to the vesting of the related stock options. As of November 3, 2021, 324 units of the options were forfeited, and the CEO of the Company has repurchased and held the shares issued related to the early exercise of such stock options on behalf of the Company. On November 3, 2021, the Company redeemed 484,056 shares (equivalent to 324 shares of common shares of HeartCore Japan) from the CEO of the Company.

The consideration received for the remaining early exercised options was recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheet with JPY1,830 (approximately $16) as of December 31, 2021. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding as of December 31, 2021. On February 14, 2022, the 183 units of stock options were vested upon the completion of the Company’s initial public offering and the Company recognized stock-based compensation of $11,005 during the three months ended March 31, 2022. In the same period, the share repurchase liability of $16 was settled by issuance of 273,489 shares of common shares (equivalent to 183 shares of common shares of HeartCore Japan) from exercise of stock options.

The following table summarizes the Company’s stock option activity for the stock options issued in 2016 for the three months ended March 31, 2022:

Number of Stock Options
Issued and unvested as of January 1, 2022	183
Vested and exercised	183
Issued and unvested as of March 31, 2022	-

On August 6, 2021, the Board of directors and stockholders of the Company approved a 2021 Equity Incentive Plan (the “2021 Plan”), under which 2,400,000 shares of common shares are authorized for issuance. On December 25, 2021, the Company awarded options to purchase 1,534,500 shares of common shares at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on December 25, 2031.

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

On February 3, 2023, the Company awarded options to purchase 100,000 shares of common shares at an exercise price of $1.17 per share to an employee of the Company. The options vest 50% on the grant date and February 1, 2024, respectively, with the expiration date on February 3, 2033.

The following table summarizes the stock options activity and related information for the three months ended March 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2022	1,534,500	$2.50	9.99	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
As of March 31, 2022	1,534,500	$2.50	9.74	$583,110

As of January 1, 2023	1,466,500	$2.50	8.94	$-
Granted	100,000	1.17	9.85	-
Exercised	-	-	-	-
Forfeited	(2,000)	2.50	-	-
As of March 31, 2023	1,564,500	$2.42	8.76	$-
Vested and exercisable as of March 31, 2023	426,500	$2.34	8.69	$-

The Company calculated the fair value of options granted in the three months ended March 31, 2023 using the Black-Scholes model. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation related to options of $184,335 and $292,812, respectively. The outstanding unamortized stock-based compensation related to options was $881,378 (which will be recognized through August 2026) as of March 31, 2023.

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

On March 22, 2023, the Company entered into agreements with employees and service providers of Sigmaways and granted 671,350 RSUs pursuant to the 2021 Plan. The RSUs were fully vested upon issuance. The fair value of the RSUs at grant date was $691,491.

The following table summarizes the RSUs activity for the three months ended March 31, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2022	-	$-
Granted	169,153	3.84
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2022	169,153	$3.84

Unvested as of January 1, 2023	85,820	$4.95
Granted	671,350	1.03
Vested	(692,805)	1.15
Forfeited	-	-
Unvested as of March 31, 2023	64,365	$4.95

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation related to RSUs of $730,893 and $129,352, respectively. The outstanding unamortized stock-based compensation related to RSUs was $187,794 (which will be recognized through February 2026) as of March 31, 2023.

NOTE 14 – SHAREHOLDERS’ EQUITY

The Company was authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

During the period from January 1, 2022 through January 13, 2022, the Company issued 96,000 shares of common shares at a purchase price of $2.50 per share for aggregate net proceeds of $220,572 in a private placement, including 30,000 shares of common shares issued to the officers of the Company.

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

On February 14, 2022, 273,489 shares of common shares were issued from exercise of stock options by settling share repurchase liability of $16 (also see NOTE 13).

On February 1, 2023, 2,500,000 shares of common shares were issued for the acquisition of 51% of the outstanding shares of Sigmaways and its subsidiaries with fair value of $3,150,000 (also see NOTE 16).

As of March 31, 2023 and December 31, 2022, there were 20,842,690 and 17,649,886 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of March 31, 2023 and December 31, 2022.

NOTE 15 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted net income (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs and other dilutive securities. Common shares equivalents are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options and unvested RSUs, and are not included in the calculation of diluted income (loss) per share if their effect would be anti-dilutive.

The computation of basic and diluted net income (loss) per share for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Net income (loss) per share - basic and diluted:
Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders used in calculating net income (loss) per common share	$1,882,289	$(1,578,451)
Net income (loss) attributable to common shareholders	1,882,289	(1,578,451)
Denominator:
Weighted average number of common shares outstanding used in calculating net income (loss) per share	19,066,160	17,265,332
Denominator used for net income (loss) per share	19,066,160	17,265,332
Net income (loss) per share - basic and diluted	$0.10	$(0.09)

For the three months ended March 31, 2023 and 2022, the weighted average common shares outstanding are the same for basic and diluted net income (loss) per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

NOTE 16 – BUSINESS COMBINATION

On September 6, 2022, HeartCore USA entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California, and its subsidiaries. The Sigmaways Agreement was further amended on December 23, 2022 and February 1, 2023, respectively, and the transaction was closed on February 1, 2023. Sigmaways and its subsidiaries are primarily engaged in the business of developing and sales of software in the United States. The Company aimed to expand the business of software development and sales in the United States through this acquisition. The purchase consideration was $4,150,000, consisted of $1,000,000 in cash and 2,500,000 shares of common shares of the Company with fair value of $3,150,000 at the closing date.

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities and non-controlling interest based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Amounts recorded in the business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

The purchase price was allocated on the acquisition date as follows:

Amount
Current assets	$2,066,683
Acquired intangible asset	5,100,000
Non-current assets	47,979
Current liabilities	(1,146,900)
Deferred tax liabilities	(1,428,000)
Non-current liabilities	(576,203)
Goodwill	3,276,441
Non-controlling interest	(3,190,000)
Total purchase consideration	$4,150,000

The results of operations, financial position and cash flows of Sigmaways and its subsidiaries have been included in the Company’s unaudited consolidated financial statements since the date of acquisition. Sigmaways and its subsidiaries contributed revenues and net loss of $1,631,619 and $151,534, respectively, to the Company from February 1, 2023 to March 31, 2023.

Pro forma results of operations for the business combination have not been presented because they are not material to the unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill during the three months ended March 31, 2023.

NOTE 17 - SUBSEQUENT EVENTS

On May 2, 2023, the Company entered into a promissory note with a third party in the amount of $300,000. Pursuant to the terms of the note, the note is bearing interest at 8% per annum, unsecured and due 180 days from the date of issuance. Upon default, the note is bearing default interest at 12% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by or on behalf of HeartCore Enterprises, Inc. (the “Company”). The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q and the information incorporated by reference in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

On September 6, 2022, HeartCore Enterprises, Inc. (the “Company”) entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California and is engaged in the business of developing and sales of software in the United States. The acquisition closed on February 1, 2023.

During 2022, we started the GO IPO consulting business, which supports Japanese companies seeking to list on Nasdaq and NYSE in the United States. As of May 22, 2023, we have entered into consulting agreements with ten companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranging from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 per share. The revenue from the GO IPO business helped to offset the decline in sales in the CX and DX divisions. In the first quarter of 2023, we formed HeartCore Financial, Inc. and HeartCore Capital Advisors, Inc. as a part of our Go IPO consulting business.

We have made significant investments in our sales and marketing efforts globally. As of March 31, 2023, our sales and marketing organization was comprised of 14 employees, including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of March 31, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 916 total customers in Japan.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our majority-owned subsidiary, HeartCore Co., Ltd., a Japanese corporation (“HeartCore Co.”), which was established in Japan by Mr. Sumitaka Yamamoto, our Chairman of the Board, CEO, President and major shareholder, in 2009 and acquired by us in July 2021. HeartCore Co. started out helping companies effectively managing content with its powerful content management system. Since then, HeartCore Co. has expanded offerings to help companies manage all forms of business processes.

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

Recent Developments

BloomZ Consulting Agreement

On January 11, 2023 (the “BloomZ Effective Date”), the Company entered into a Consulting and Services Agreement (the “BloomZ Consulting Agreement”) by and between the Company and kk.BloomZ, a Japanese corporation (“BloomZ”). Pursuant to the terms of the BloomZ Consulting Agreement, the Company agreed to provide BloomZ certain services, including the following (collectively, the “BloomZ Services”):

(i) Assistance with the selection and negotiation of terms for a law firm, underwriter and auditing firm for BloomZ;

(ii) Assisting in the preparation of documentation for internal controls required for an initial public offering of de-SPAC or other Fundamental Transaction (as defined in the BloomZ Consulting Agreement) by BloomZ;

(iii) Providing support services to remove problematic accounting accounts upon listing;

(iv) Translation of requested documents into English;

(v) Attend and, if requested by BloomZ, lead meetings with BloomZ’s management and employees;

(vi) Provide BloomZ with support services related to BloomZ’s NASDAQ listing;

(vii) Conversion of accounting data from Japanese standards to U.S. GAAP;

(viii) Services to remove problematic accounting accounts upon listing;

(ix) Support for the BloomZ’s negotiations with the audit firm;

(x) Assist in the preparation of S-1 or F-1 filings;

(xi) Creation of English web page; and

(xii) Preparing an investor presentation/deck and executive summary of BloomZ’s operations.

In providing the BloomZ Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the BloomZ Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of BloomZ’s securities; participation in discussions between BloomZ and potential investors; assisting in structuring any transactions involving the sale of BloomZ’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in BloomZ.

Pursuant to the terms of the BloomZ Consulting Agreement, BloomZ agreed to compensate the Company as follows in return for the provision of the BloomZ Services during the eight-month term:

(a) $500,000, to be paid as follows: (i) $200,000 on the BloomZ Effective Date; (ii) $150,000 on the three-month anniversary of the BloomZ Effective Date; and (iii) $150,000 on the six-month anniversary of the BloomZ Effective Date; and

(b) Issuance by BloomZ to the Company of a warrant (the “BloomZ Warrant”), deemed fully earned and vested as of the BloomZ Effective Date, to acquire a number of shares of capital stock of BloomZ, to initially be equal to 4% of the fully diluted share capital of BloomZ as of the BloomZ Effective Date, subject to adjustment as set forth in the BloomZ Consulting Agreement.

For any services performed by the Company beyond the BloomZ Term (as hereinafter defined), BloomZ will compensate the Company for BloomZ Services at the rate of $150 per hour, based on the hours spent by personnel of the Company.

The term of the BloomZ Consulting Agreement will continue until eight months after the Effective Date, unless sooner terminated in accordance with the terms of the BloomZ Consulting Agreement (the “BloomZ Term”). The BloomZ Consulting Agreement may be terminated at any time by either party upon notice to the other party.

BloomZ Warrant

As provided in the BloomZ Consulting Agreement, on the BloomZ Effective Date, BloomZ issued the BloomZ Warrant to the Company. Pursuant to the terms of the BloomZ Warrant, the Company may, at any time on or after the date (the “BloomZ IPO Date”) that BloomZ completes its first initial public offering of stock in the U.S. resulting in any class of BloomZ’s stock being listed for trading on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American, or BloomZ consummates a merger or other transaction with a special purpose acquisition company (“SPAC”) wherein BloomZ becomes a subsidiary of the SPAC, or BloomZ undertakes any other Fundamental Transaction (the “IPO”) and on or prior to the close of business on the tenth anniversary of the BloomZ IPO Date, exercise the BloomZ Warrant to purchase 4% of the fully diluted share capital of BloomZ as of the BloomZ IPO Date for an exercise price per share of $0.01, subject to adjustment as provided in the BloomZ Warrant. The number of shares for which the BloomZ Warrant will be exercisable will be automatically adjusted on the IPO Date to be 4% of the fully diluted number and class of shares of capital stock of BloomZ as of the BloomZ IPO Date that are listed for trading. The BloomZ Warrant contains a 9.99% equity blocker.

Executive Employment Agreements

As previously disclosed, the Company entered into an Executive Employment Agreement (each, an “Employment Agreement” and collectively, the “Employment Agreements”), dated as of February 9, 2022, by and between the Company and each of Qizhi Gao, the Company’s Chief Financial Officer; Kimio Hosaka, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors; Keisuke Kuno, the Company’s CX Division Vice President; and Hidekazu Miyata, the Company’s Chief Technical Officer. On January 10, 2023, the Company entered into Amendment No. 1 to each of the Employment Agreements (each, an “Amendment” and collectively, the “Amendments”). Pursuant to the terms of each of the Amendments, the executives’ annual base salaries were increased as follows, effective January 1, 2023:

Executive	Prior Base Salary	New Base Salary
Qizhi Gao	$54,012	$120,222
Kimio Hosaka	$95,459	$164,770
Keisuke Kuno	$109,100	$152,308
Hidekazu Miyata	$75,600	$112,616

Except as set forth in each Amendment, each of the Employment Agreements remained in full force and effect.

Amendment No. 2 to Sigmaways Agreement

As previously disclosed, on September 6, 2022, the Company entered into that certain Share Exchange and Purchase Agreement (the “Sigmaways Agreement”), dated as of September 6, 2022, as thereafter amended, by and among the Company, Sigmaways, Inc. (“Sigmaways”) and Prakash Sadasivam. On February 1, 2023, the Company, Sigmaways and Mr. Sadasivam entered into Amendment No. 2 (“Amendment No. 2”) to the Sigmaways Agreement. Pursuant to the terms of Amendment No. 2, among other things, the Company agreed, in exchange for the Sigmaways shares, to (i) issue to Mr. Sadasivam 2,000,000 shares of the Company’s common stock, (ii) pay to Mr. Sadasivam $1,000,000 (the “Cash Purchase Price”); and (iii) issue to Mr. Sadasivam a common stock purchase warrant to acquire 1,900,000 shares of the Company’s common stock (the “Sigmaways Warrant”). In addition, the Company agreed that following closing, it would deposit $2,000,000 into a dedicated account, which amount will be used to expand Sigmaways’ business.

The Sigmaways Warrant issued pursuant to the Sigmaways Agreement was exercisable until February 12, 2025, at an exercise price of $1.17 per share, subject to adjustment as set forth in the Sigmaways Warrant. The Sigmaways Warrant contained a 9.99% equity blocker.

Amended and Restated Warrant

On February 6, 2023, subsequent to the closing of the Acquisition, the parties to the Sigmaways Agreement determined that there was an error in the Sigmaways Agreement and in the Sigmaways Warrant issued pursuant to the terms of the Sigmaways Agreement. As executed, among other things, the Sigmaways Agreement incorrectly provided that the Company would issue to Mr. Sadasivam a warrant to acquire 1,900,000 shares of the Company’s common stock. The parties had agreed, however, that the Company would issue to Mr. Sadasivam a warrant to acquire 737,500 shares of the Company’s common stock.

Accordingly, in order to correct the error, on February 6, 2023, the Company issued to Mr. Sadasivam an amended and restated warrant (the “Amended and Restated Warrant”) that reflected the correct number of shares (737,500) underlying the warrant, and Mr. Sadasivam agreed and accepted the Amended and Restated Warrant. The Amended and Restated Warrant is exercisable until February 12, 2025, at an exercise price of $1.17 per share, subject to adjustment as set forth in the Amended and Restated Warrant. The Amended and Restated Warrant contains a 9.99% equity blocker.

Sigmaways Addendum

On February 8, 2023, the parties to the Sigmaways Agreement entered into an addendum to the Sigmaways Agreement pursuant to which the parties acknowledged and agreed that (i) the references in the Sigmaways Agreement to a warrant to acquire 1,900,000 shares of common stock was in error, and (ii) the warrant was intended to be for 737,500 shares of common stock. Except as set forth in the Addendum, the terms of the Sigmaways Agreement remain in full force and effect.

Closing of Sigmaways Acquisition

On February 1, 2023, the acquisition of 51% of Sigmaways’ outstanding shares by the Company (the “Acquisition”) closed. In exchange for the 229,500 shares of Sigmaways stock acquired by the Company from Mr. Sadasivam, the Company (i) issued to Mr. Sadasivam 2,500,000 shares of the Company’s common stock; (ii) paid to Mr. Sadasivam cash consideration of $1,000,000. At the closing, two persons designated by the Company were named to Sigmaways’ Board of Directors, and the sole other member of the Sigmaways Board of Directors is Mr. Sadasivam.

Following the closing, there were 20,149,886 shares of the Company’s common stock outstanding.

On February 1, 2023, Mr. Sadasivam was appointed to serve as the Company’s Chief Strategy Officer. In addition, on February 1, 2023, the Board expanded the size of the Board from seven persons to eight persons, and named Mr. Sadasivam to serve as a member of the Board, to fill the vacancy created by the increase in the size of the Board.

On February 1, 2023, the Company and Mr. Sadasivam entered into an Employment Agreement (the “Sadasivam Employment Agreement”). The Sadasivam Employment Agreement provides that he will serve as the Company’s Chief Strategy Officer, and that he will be paid an annual salary of $96,000. In addition, on each annual anniversary of the effective date of the Sadasivam Employment Agreement during the term, the Company will issue to Mr. Sadasivam a number of shares of common stock equal to (i) 30% of the base salary as of such date, divided by (ii) the volume weighted average closing of the Company’s common stock for the five trading days immediately preceding such date. Mr. Sadasivam is also eligible to receive discretionary bonuses as determined by the Board.

The Sadasivam Employment Agreement has an initial term of one year, provided that the term of the agreement will automatically be extended for one or more additional terms of one year each unless either the Company or Mr. Sadasivam provides notice to the other of their desire to not so renew the initial term or renewal term (as applicable) at least 30 days prior to the expiration of then-current initial term or renewal term (as applicable). The Sadasivam Employment Agreement provides that the employment with the Company shall be “at will,” meaning that either Mr. Sadasivam or the Company may terminate employment at any time and for any reason, subject to the other provisions of the Sadasivam Employment Agreement.

The Sadasivam Employment Agreement may be terminated by the Company, either with or without “Cause” (as defined in the Sadasivam Employment Agreement), or by Mr. Sadasivam, either with or without “Good Reason” (as defined in the Sadasivam Employment Agreement).

In the event that the Company terminates the term of the Sadasivam Employment Agreement or employment with Cause, or if Mr. Sadasivam terminates his Sadasivam Employment Agreement without Good Reason, then, subject to any other relevant agreements:

○ the Company will pay to Mr. Sadasivam any unpaid base salary and benefits then owed or accrued, and any unreimbursed expenses;

○ any unvested portion of any equity granted to Mr. Sadasivam under the Sadasivam Employment Agreement or any other agreements with the Company will immediately be forfeited; and

○ all of the parties’ rights and obligations under the Sadasivam Employment Agreement will cease, other than those rights or obligations which arose prior to the termination date or in connection with such termination, and subject to the survival provisions of the Sadasivam Employment Agreement.

In the event that the Company terminates the term of the Sadasivam Employment Agreement or employment without Cause, or if Mr. Sadasivam terminates the Sadasivam Employment Agreement with Good Reason, then, subject to any other relevant agreements:

○ the Company will pay to Mr. Sadasivam any base salary, bonuses, and benefits then owed or accrued, and any unreimbursed expenses;

○ the Company will pay to Mr. Sadasivam, in one lump sum, an amount equal to the base salary that would have been paid to Mr. Sadasivam for the remainder of the initial term of the Sadasivam Employment Agreement (if the termination occurs during the initial term of the Sadasivam Employment Agreement) or renewal term of the Sadasivam Employment Agreement (if the termination occurs during a renewal term of the Sadasivam Employment Agreement);

○ any unvested portion of any equity granted to Mr. Sadasivam under the Sadasivam Employment Agreement or any other agreements with the Company will, to the extent not already vested, be deemed automatically vested; and

○ all of the parties’ rights and obligations under the Sadasivam Employment Agreement will cease, other than those rights or obligations which arose prior to the termination date or in connection with such termination, and subject to the survival provisions of the Sadasivam Employment Agreement.

In the event of Mr. Sadasivam’s death or total disability during the term of the Sadasivam Employment Agreement, the term of the applicable agreement and the applicable executive’s employment shall terminate on the date of death or total disability. In the event of such termination, the Company’s sole obligations hereunder to Mr. Sadasivam shall be for unpaid base salary, accrued but unpaid bonus and benefits (then owed or accrued and owed in the future), a pro-rata bonus for the year of termination based on the target bonus for such year and the portion of such year in which Mr. Sadasivam was employed, and reimbursement of expenses pursuant to the terms hereon through the effective date of termination, and any unvested portion of any equity grant will immediately be forfeited as of the termination date.

In the event that the term of the Sadasivam Employment Agreement is not renewed by either party, any unvested portion of any equity granted will immediately be forfeited as of the expiration of the term of the Sadasivam Employment Agreement without any further action of the parties.

The Sadasivam Employment Agreement contains customary representations and warranties.

Libera Gaming Operations, Inc. Consulting Agreement

On March 13, 2023 (the “Libera Effective Date”), the Company entered into a Consulting and Services Agreement (the “Libera Consulting Agreement”) by and between the Company and Libera Gaming Operations, Inc., a Japanese corporation (“Libera”). Pursuant to the terms of the Libera Consulting Agreement, the Company agreed to provide Libera certain services, including the following (collectively, the “Libera Services”):

(i)	Assistance with the selection and negotiation of terms for a law firm, underwriter and auditing firm for Libera;
(ii)	Assisting in the preparation of documentation for internal controls required for an initial public offering of de-SPAC or other Libera Fundamental Transaction (as defined in the Libera Consulting Agreement) by Libera;
(iii)	Providing support services to remove problematic accounting accounts upon listing;
(iv)	Translation of requested documents into English;
(v)	Attend and, if requested by Libera, lead meetings with Libera’s management and employees;
(vi)	Provide Libera with support services related to Libera’s NASDAQ listing;
(vii)	Conversion of accounting data from Japanese standards to U.S. GAAP;
(viii)	Services to remove problematic accounting accounts upon listing;
(ix)	Support for Libera’s negotiations with the audit firm;
(x)	Assist in the preparation of S-1 or F-1 filings;
(xi)	Creation of English web page; and
(xii)	Preparing an investor presentation/deck and executive summary of Libera’s operations.

In providing the Libera Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the Libera Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of Libera’s securities; participation in discussions between Libera and potential investors; assisting in structuring any transactions involving the sale of Libera’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in Libera.

Pursuant to the terms of the Libera Consulting Agreement, Libera agreed to compensate the Company as follows in return for the provision of the Libera Services during the eight-month term:

(a) $600,000, to be paid as follows: (i) $300,000 on the Libera Effective Date; (ii) $150,000 on the three-month anniversary of the Libera Effective Date; and (iii) $150,000 on the date that Libera first files a Form S-1, Form F-1, Form S-4, Form F-4 or any similar or replacement form with the SEC with respect to any transaction which is reasonably expected to result in the Libera Trigger Date (as defined in the Libera Warrant); and

(b) Issuance by Libera to the Company of a warrant (the “Libera Warrant”), deemed fully earned and vested as of the Libera Effective Date, to acquire a number of shares of capital stock of Libera, to initially be equal to 3% of the fully diluted share capital of Libera as of the Libera Effective Date, subject to adjustment as set forth in the Libera Consulting Agreement and the Libera Warrant.

For any services performed by the Company beyond the Libera Term (as hereinafter defined), Libera will compensate the Company for Libera Services at the rate of $150 per hour, based on the hours spent by personnel of the Company.

The term of the Libera Consulting Agreement will continue until eight months after the Libera Effective Date, unless sooner terminated in accordance with the terms of the Libera Consulting Agreement (the “Libera Term”). The Libera Consulting Agreement may be terminated at any time by either party upon notice to the other party.

Libera Warrant

As provided in the Libera Consulting Agreement, on the Libera Effective Date, Libera issued the Libera Warrant to the Company. Pursuant to the terms of the Libera Warrant, the Company may, at any time (i) on or after the earlier of the date that either (a) Libera completes its first initial public offering of stock in the U.S. resulting in any class of Libera’s stock being listed for trading on any tier of Nasdaq, NYSE or the NYSE American; (b) Libera consummates a merger or other transaction with a SPAC wherein Libera becomes a subsidiary of the SPAC; or (c) Libera undertakes any other Libera Fundamental Transaction (the “Libera Trigger Date”); and (ii) on or prior to the close of business on the tenth anniversary of the Libera Trigger Date, exercise the Libera Warrant to purchase 2,970 shares of Libera’s common stock, which represents 3% of Libera’s issued and outstanding common stock as of the Libera Trigger Date, for an exercise price per share of $0.01, subject to adjustment as provided in the Libera Warrant. The number of shares for which the Libera Warrant will be exercisable will be automatically adjusted on the Libera Trigger Date to be 3% of the fully diluted number and class of shares of capital stock of Libera as of the Libera Trigger Date, following completion of the transactions which caused the Libera Trigger Date to be achieved. The Libera Warrant contains a 9.99% equity blocker.

ICheck Co., Ltd. Consulting Agreement

On March 13, 2023 (the “ICheck Effective Date”), the Company entered into a Consulting and Services Agreement (the “ICheck Consulting Agreement”) by and between the Company and ICheck Co., Ltd., a Japanese corporation (“ICheck”). Pursuant to the terms of the ICheck Consulting Agreement, the Company agreed to provide ICheck certain services, including the following (collectively, the “ICheck Services”):

(i)	Assistance with the selection and negotiation of terms for a law firm, underwriter and auditing firm for ICheck;
(ii)	Assisting in the preparation of documentation for internal controls required for an initial public offering of de-SPAC or other ICheck Fundamental Transaction (as defined in the ICheck Consulting Agreement) by ICheck;
(iii)	Providing support services to remove problematic accounting accounts upon listing;
(iv)	Translation of requested documents into English;
(v)	Attend and, if requested by ICheck, lead meetings with ICheck’s management and employees;
(vi)	Provide ICheck with support services related to ICheck’s NASDAQ listing;
(vii)	Conversion of accounting data from Japanese standards to U.S. GAAP;
(viii)	Services to remove problematic accounting accounts upon listing;
(ix)	Support for ICheck’s negotiations with the audit firm;
(x)	Assist in the preparation of S-1 or F-1 filings;
(xi)	Creation of English web page; and
(xii)	Preparing an investor presentation/deck and executive summary of ICheck’s operations.

In providing the ICheck Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the ICheck Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of ICheck’s securities; participation in discussions between ICheck and potential investors; assisting in structuring any transactions involving the sale of ICheck’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in ICheck.

Pursuant to the terms of the ICheck Consulting Agreement, ICheck agreed to compensate the Company as follows in return for the provision of the ICheck Services during the nine-month term:

(c) $600,000, to be paid as follows: (i) $300,000 on the ICheck Effective Date; (ii) $150,000 on the three-month anniversary of the ICheck Effective Date; and (iii) $150,000 on the date that ICheck first files a Form S-1, Form F-1, Form S-4, Form F-4 or any similar or replacement form with the SEC with respect to any transaction which is reasonably expected to result in the ICheck Trigger Date (as defined in the ICheck Warrant); and

(d) Issuance by ICheck to the Company of a warrant (the “ICheck Warrant”), deemed fully earned and vested as of the ICheck Effective Date, to acquire a number of shares of capital stock of ICheck, to initially be equal to 3% of the fully diluted share capital of ICheck as of the ICheck Effective Date, subject to adjustment as set forth in the ICheck Consulting Agreement and the ICheck Warrant.

For any services performed by the Company beyond the ICheck Term (as hereinafter defined), ICheck will compensate the Company for ICheck Services at the rate of $150 per hour, based on the hours spent by personnel of the Company.

The term of the ICheck Consulting Agreement will continue until nine months after the ICheck Effective Date, unless sooner terminated in accordance with the terms of the ICheck Consulting Agreement (the “ICheck Term”). The ICheck Consulting Agreement may be terminated at any time by either party upon notice to the other party.

ICheck Warrant

As provided in the ICheck Consulting Agreement, on the ICheck Effective Date, ICheck issued the ICheck Warrant to the Company. Pursuant to the terms of the ICheck Warrant, the Company may, at any time (i) on or after the earlier of the date that either (a) ICheck completes its first initial public offering of stock in the U.S. resulting in any class of ICheck’s stock being listed for trading on any tier of Nasdaq, NYSE or the NYSE American; (b) ICheck consummates a merger or other transaction with a SPAC wherein ICheck becomes a subsidiary of the SPAC; or (c) ICheck undertakes any other ICheck Fundamental Transaction (the “ICheck Trigger Date”); and (ii) on or prior to the close of business on the tenth anniversary of the ICheck Trigger Date, exercise the ICheck Warrant to purchase 39,446 shares of ICheck’s common stock, which represents 3% of ICheck’s issued and outstanding common stock as of the ICheck Trigger Date, for an exercise price per share of $0.01, subject to adjustment as provided in the ICheck Warrant. The number of shares for which the ICheck Warrant will be exercisable will be automatically adjusted on the ICheck Trigger Date to be 3% of the fully diluted number and class of shares of capital stock of ICheck as of the ICheck Trigger Date, following completion of the transactions which caused the ICheck Trigger Date to be achieved. The ICheck Warrant contains a 9.99% equity blocker.

Warrant Exchange and Termination Agreement

On March 22, 2023, the Company entered into a Warrant Exchange and Termination Agreement pursuant to which Mr. Sadasivam agreed to transfer the Amended and Restated Warrant to the Company in exchange for the issuance by the Company to Mr. Sadasivam of 500,000 shares of the Company’s common stock. On March 22, 2023, the Company issued 500,000 shares of the Company’s common stock to Mr. Sadasivam. As a result, the Amended and Restated Warrant is terminated, null and void, and of no further force or effect.

rYojbaba Inc. Consulting Agreement

On April 4, 2023 (the “rYojbaba Effective Date”), the Company entered into a Consulting and Services Agreement (the “rYojbaba Consulting Agreement”) by and between the Company and rYojbaba Inc., a Japanese corporation (“rYojbaba”). Pursuant to the terms of the rYojbaba Consulting Agreement, the Company agreed to provide rYojbaba certain services, including the following (collectively, the “rYojbaba Services”):

(i)	Assistance with the selection and negotiation of terms for a law firm, underwriter and auditing firm for rYojbaba;
(ii)	Assisting in the preparation of documentation for internal controls required for an initial public offering of de-SPAC or other rYojbaba Fundamental Transaction (as defined in the rYojbaba Consulting Agreement) by rYojbaba;
(iii)	Providing support services to remove problematic accounting accounts upon listing;
(iv)	Translation of requested documents into English;
(v)	Attend and, if requested by rYojbaba, lead meetings with rYojbaba’s management and employees;
(vi)	Provide rYojbaba with support services related to rYojbaba’s NASDAQ listing;
(vii)	Conversion of accounting data from Japanese standards to U.S. GAAP;
(viii)	Support for rYojbaba’s negotiations with the audit firm;
(ix)	Assist in the preparation of S-1 or F-1 filings;
(x)	Creation of English web page; and
(xi)	Preparing an investor presentation/deck and executive summary of rYojbaba’s operations.

In providing the rYojbaba Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the rYojbaba Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of rYojbaba’s securities; participation in discussions between rYojbaba and potential investors; assisting in structuring any transactions involving the sale of rYojbaba’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in rYojbaba.

Pursuant to the terms of the rYojbaba Consulting Agreement, rYojbaba agreed to compensate the Company as follows in return for the provision of the rYojbaba Services during the eight-month term:

(a) $500,000, to be paid as follows: (i) $200,000 on the rYojbaba Effective Date; (ii) $150,000 on the three-month anniversary of the rYojbaba Effective Date; and (iii) $150,000 on the date that rYojbaba first files a Form S-1, Form F-1, Form S-4, Form F-4 or any similar or replacement form with the SEC with respect to any transaction which is reasonably expected to result in the rYojbaba Trigger Date (as defined in the rYojbaba Warrant); and

(b) Issuance by rYojbaba to the Company of a warrant (the “rYojbaba Warrant”), deemed fully earned and vested as of the rYojbaba Effective Date, to acquire a number of shares of capital stock of rYojbaba, to initially be equal to 3% of the fully diluted share capital of rYojbaba as of the rYojbaba Effective Date, subject to adjustment as set forth in the rYojbaba Consulting Agreement and the rYojbaba Warrant.

For any services performed by the Company beyond the rYojbaba Term (as hereinafter defined), rYojbaba will compensate the Company for rYojbaba Services at the rate of $150 per hour, based on the hours spent by personnel of the Company.

The term of the rYojbaba Consulting Agreement will continue until eight months after the rYojbaba Effective Date, unless sooner terminated in accordance with the terms of the rYojbaba Consulting Agreement (the “rYojbaba Term”). The rYojbaba Consulting Agreement may be terminated at any time by either party upon notice to the other party.

rYojbaba Warrant

As provided in the rYojbaba Consulting Agreement, on the rYojbaba Effective Date, rYojbaba issued the rYojbaba Warrant to the Company. Pursuant to the terms of the rYojbaba Warrant, the Company may, at any time (i) on or after the earlier of the date that either (a) rYojbaba completes its first initial public offering of stock in the U.S. resulting in any class of rYojbaba’s stock being listed for trading on any tier of Nasdaq, the NYSE or the NYSE American; (b) rYojbaba consummates a merger or other transaction with a SPAC wherein rYojbaba becomes a subsidiary of the SPAC; or (c) rYojbaba undertakes any other rYojbaba Fundamental Transaction (the “rYojbaba Trigger Date”); and (ii) on or prior to the close of business on the tenth anniversary of the rYojbaba Trigger Date, exercise the rYojbaba Warrant to purchase 3,000 shares of rYojbaba’s common stock, which represents 3% of rYojbaba’s issued and outstanding common stock as of the rYojbaba Trigger Date, for an exercise price per share of $0.01, subject to adjustment as provided in the rYojbaba Warrant. The number of shares for which the rYojbaba Warrant will be exercisable will be automatically adjusted on the rYojbaba Trigger Date to be 3% of the fully diluted number and class of shares of capital stock of rYojbaba as of the rYojbaba Trigger Date, following completion of the transactions which caused the rYojbaba Trigger Date to be achieved. The rYojbaba Warrant contains a 9.99% equity blocker.

ZEROSPO Note Purchase Agreement

On May 2, 2023, the Company entered into that certain Note Purchase Agreement by and between the Company and ZEROSPO. Pursuant to the terms of the Note Purchase Agreement, ZEROSPO agreed to issue and sell to the Company, and the Company agreed to purchase, a promissory note in the principal amount of $300,000 (the “ZEROSPO Note”).

Pursuant to the terms of the ZEROSPO Note, ZEROSPO agreed to pay to the Company $300,000 and to pay interest on the outstanding principal amount at the rate of 8% per annum. To the extent not earlier paid, the principal amount and all accrued interest will be due and payable on the ZEROSPO Maturity Date (as hereinafter defined) or earlier in the event of an event of default as provided in the ZEROSPO Note. The “ZEROSPO Maturity Date” means the earlier of:

(i) The date of the closing of capital-raising transactions consummated by ZEROSPO via the issuance of any debt securities or equity securities of ZEROSPO or any of its affiliates which results in gross proceeds to ZEROSPO or any of its affiliates of $300,000 or more;

(ii) The date on which ZEROSPO completes a transaction pursuant to which its ordinary shares are listed for trading on The Nasdaq Capital Market, or any related exchange, including the NASDAQ Global Market, or on the New York Stock Exchange or any related securities exchange, including the NYSE American; and

(iii) The date which is 180 days following May 2, 2023.

ZEROSPO may, at its sole option, prepay the ZEROSPO Note and any accrued interest thereunder in whole or in part at any time. In the event that any amount due under the ZEROSPO Note is not paid as and when due, such amounts will accrue interest at the rate of 12% per year, simple interest, non-compounding, until paid.

Financial Overview

For the three months ended March 31, 2023 and 2022, we generated revenues of $8,734,150 and $2,276,001, respectively, and reported net income of $1,808,037 and net loss of $1,578,451, respectively, and cash flows used in operating activities of $1,048,059 and $2,393,853, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2023, we had an accumulated deficit of $8,691,290.

Results of Operations

Comparison of Results of Operations for the Three Months ended March 31, 2023 and 2022

The following table summarizes our operating results as reflected in our statements of operations during the three months ended March 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended March 31,
	2023		2022		Variance
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$8,734,150	100.0%	$2,276,001	100.0%	$6,458,149	283.7%
Cost of Revenues	3,101,066	35.5%	1,055,356	46.4%	2,045,710	193.8%
Gross Profit	5,633,084	64.5%	1,220,645	53.6%	4,412,439	361.5%

Operating expenses:
Selling expenses	568,642	6.5%	205,918	9.0%	362,724	176.1%
General and administrative expenses	2,685,207	30.8%	2,468,933	108.5%	216,274	8.8%
Research and development expenses	79,624	0.9%	108,259	4.8%	(28,635)	-26.5%
Total operating expenses	3,333,473	38.2%	2,783,110	122.3%	550,363	19.8%

Income (loss) from operations	2,299,611	26.3%	(1,562,465)	-68.7%	3,862,076	-247.2%

Other income (expenses)	169,874	2.0%	(16,802)	-0.7%	186,676	-1,111.0%

Income (loss) before income tax provision	2,469,485	28.3%	(1,579,267)	-69.4%	4,048,752	-256.4%

Income tax expense (benefit)	661,448	7.6%	(816)	0.0%	662,264	-81,159.8%

Net income (loss)	1,808,037	20.7%	(1,578,451)	-69.4%	3,386,488	-214.5%

Less: net loss attributable to non-controlling interest	(74,252)	-0.9%	-	-	(74,252)	-100.0%

Net income (loss) attributable to HeartCore Enterprises, Inc.	$1,882,289	21.6%	$(1,578,451)	-69.4%	$3,460,740	-219.2%

Revenues

Our total revenues increased by $6,458,149, or 283.7%, to $8,734,150 for the three months ended March 31, 2023 from $2,276,001 for the three months ended March 31, 2022, mainly attributable to (i) the increased revenue of $5,192,751 from GO IPO consulting services; (ii) the increased revenue of $1,631,619 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; offset by (iii) the decreased revenue of $444,680 in revenue from sales of on-premise software, primarily due to the loss of a significant CMS customer in the current period.

Cost of Revenues

Our total costs of revenues increased by $2,045,710, or 193.8%, to $3,101,066 for the three months ended March 31, 2023 from $1,055,356 for the three months ended March 31, 2022, in light of the increase in sales in GO IPO consulting services and customized software development and services, offset by the decrease in the costs related to maintenance and support services.

Gross Profit

Our total gross profit increased by $4,412,439, or 361.5%, to $5,633,084 for the three months ended March 31, 2023 from $1,220,645 for the three months ended March 31, 2022, mainly attributable to (i) the increased gross profit of $4,518,938 from GO IPO consulting services; (ii) the increased gross profit of $223,876 from customized software development and services; offset by (iii) the decreased gross profit of $526,939 from sales of on-premise software. Our overall gross profit margin increased by 10.9% to 64.5% for the three months ended March 31, 2023, from 53.6% for the three months ended March 31, 2022.

Selling Expenses

Our selling expenses increased by $362,724, or 176.1%, to $568,642 for the three months ended March 31, 2023 from $205,918 for the three months ended March 31, 2022, primarily attributable to an increase of $321,376 in stock-based compensation for sales staff.

As a percentage of revenues, our selling expenses accounted for 6.5% and 9.0% of our total revenues for the three months ended March 31, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses increased by $216,274, or 8.8%, to $2,685,207 for the three months ended March 31, 2023 from $2,468,933 for the three months ended March 31, 2022, primarily attributable to (i) an increase of $102,357 in stock-based compensation as the Company awarded options and RSUs to employees and service providers in 2023; (ii) an increase of $196,667 in office, utility and other expenses, an increase of $96,104 in depreciation and amortization expenses, and an increase of $50,682 in rent expenses, mostly due to the acquisition of Sigmaways and its subsidiaries; offset by (iii) a decrease of $283,468 in listing-related expenses as we finished the process of going public in early 2022.

As a percentage of revenues, general and administrative expenses were 30.8% and 108.5% of our revenues for the three months ended March 31, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses decreased by $28,635, or 26.5%, to $79,624 for the three months ended March 31, 2023 from $108,259 for the three months ended March 31, 2022, primarily attributable to the decrease in outsourcing expenses relating to the development of a high quality 12K VR camera and related data compression system, which was completed in June 2022.

As a percentage of revenues, research and development expenses were 0.9% and 4.8% of our revenues for the three months ended March 31, 2023 and 2022, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in warrants, interest income generated from bank deposits, interest expense for bank loans and bonds, other income, and other expenses. Our other income (expenses), net increased by $186,676, or -1,111.0%, to other income, net of $169,874 in the three months ended March 31, 2023 from other expenses, net of $16,802 in the three months ended March 31, 2022, primarily attributable to the increase of $193,365 in the changes in fair value of investments in warrants.

Income Tax Expense (Benefit)

Our income tax expense was $661,448 in the three months ended March 31, 2023, as compared to the income tax benefit of $816 in the three months ended March 31, 2022, mainly due to the net income before income tax of $2,469,485 in the current period, as compared to a net loss before income tax of $1,579,267 in the prior period.

Net Income (Loss)

As a result of the foregoing, we reported a net income of $1,808,037 for the three months ended March 31, 2023, representing a $3,386,488, or -214.5%, increase from a net loss of $1,578,451 for the three months ended March 31, 2022.

Net Loss Attributable to Non-controlling Interest

We owned 51% equity ownership interest of Sigmaways as of March 31, 2023. Accordingly, we recorded net loss attributable to the non-controlling interest of $74,252 in the three months ended March 31, 2023.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. of $1,882,289 for the three months ended March 31, 2023, representing a $3,460,740, or -219.2%, increase from a net loss attributable to HeartCore Enterprises, Inc. of $1,578,451 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $5,209,915 in cash, as compared to $7,177,326 as of December 31, 2022. As of March 31, 2023, our working capital was $3,540,983 as compared to $4,887,444 as of December 31, 2022. We also had $2,380,128 in accounts receivable as of March 31, 2023. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided to and accepted by customers.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,048,059)	$(2,393,853)
Net cash used in investing activities	(722,364)	(35,281)
Net cash provided by (used in) financing activities	(134,296)	13,284,474
Effect of exchange rate changes	(62,692)	(78,293)
Net change in cash and cash equivalents	(1,967,411)	10,777,047
Cash and cash equivalents, beginning of the period	7,177,326	3,136,839
Cash and cash equivalents, end of the period	$5,209,915	$13,913,886

Operating Activities

Net cash used in operating activities was $1,048,059 for the three months ended March 31, 2023, as compared to the amount of $2,393,853 net cash used in operating activities for the three months ended March 31, 2022, primarily consisting of the following:

●	Net income of $1,808,037 for the three months ended March 31, 2023.
●	Changes in fair value of investments in warrants of $193,365 and an increase of $4,009,335 in warrants received as noncash consideration as two of our IPO consulting customers completed the IPO during the current period and we recognized investments in warrants and remeasured the fair value at the period end.
●	A decrease of $178,733 in accrued payroll and other employee costs due to payment made for bonus during the three months ended March 31, 2023.
●	A decrease of $167,873 in deferred revenue, due to amortization of upfront payment received for long-term service contracts.
●	Offset by stock-based compensation of $915,228 for the three months ended March 31, 2023, as we granted equity rewards to our employees and service providers in 2023.
●	Offset by an increase of $678,725 in income tax payables as we generated more taxable income in the current period.

Investing Activities

Net cash used in investing activities amounted to $722,364 for the three months ended March 31, 2023, as compared to net cash used in investing activities amounted to $35,281 for the three months ended March 31, 2023, primarily consisting of net payment of $724,910 for acquisition of subsidiary, net of cash acquired.

Financing Activities

Net cash used in financing activities amounted to $134,296 for the three months ended March 31, 2023, as compared to net cash provided by financing activities amounted to $13,284,474 for the three months ended March 31, 2022, primarily consisting of repayment of $265,255 for long-term debts, and repayment of $36,517 for insurance premium financing, offset by the net proceeds of $173,582 from factoring arrangement.

Contractual Obligations

Lease commitment

The Company has entered into three leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases.

As of March 31, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Leases	Operating Leases
Remaining of 2023	$13,433	$243,039
2024	281	310,891
2025	-	310,891
2026	-	310,891
2027	-	310,891
Thereafter	-	1,280,060
Total lease payments	13,714	2,766,663
Less: imputed interest	(51)	(164,422)
Total lease liabilities	13,663	2,602,241
Less: current portion	13,663	288,081
Non-current lease liabilities	$-	$2,314,160

Long-Term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions.

As of March 31, 2023, future minimum loan payments are as follows:

Loan
Year Ended December 31,	Payment
Remaining of 2023	$464,705
2024	467,708
2025	291,088
2026	276,692
2027	241,046
Thereafter	398,006
Total	$2,139,245

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Business Combinations

We account for business combinations using the acquisition method, which requires management to estimate the fair value of the tangible assets, liabilities, identifiable intangible asset and non-controlling interest, and to properly allocate purchase price consideration to the individual assets acquired, liabilities assumed and non-controlling interest. Goodwill is measured as the excess amount of consideration transferred. The allocation of the purchase price utilizes significant estimates and assumptions in determining the fair values of identifiable assets acquired, liabilities assumed and non-controlling interest, especially with respect to intangible asset. These estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset and are reviewed by consulting with third-party valuation appraisers. The purchase price allocation for business acquisitions contains uncertainties because it requires management’s judgment.

The fair value of the intangible asset is estimated using the income approach using the multi-period excess earnings method. Management applies significant judgement related to this fair value method, which included the selection of an expected EBITDA margin assumption for the forecast period, and discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The accounting for business combinations is a critical accounting estimate because it requires estimates and judgement in assessing the future cash flows of the acquired business, the fair value of non-controlling interest, and the allocation of the future cash flows to identifiable intangible assets, in determining the fair value for assets and liabilities.

Revenue Recognition

The Company recognizes revenues under ASC Topic 606, “Revenue from Contracts with customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of value-added taxes and applicable local government levies.

The Company currently generates its revenues from the following main sources:

Revenues from On-Premise Software

Licenses for on-premise software provide the customer with a right to use the software as it exists when made available to the customer. The Company provides on-premise software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenues from on-premise licenses are recognized upfront at the point in time when the software is made available to the customer. Licenses for on-premise software are typically sold to the customer with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling prices (“SSP”) of on-premise software and maintenance and support service. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premise software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

Revenues from Maintenance and Support Services

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

Revenues from Software as a Service (“SaaS”)

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

Revenues from Software Development and Other Miscellaneous Services

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

Revenues from Customized Software Development and Services

The Company’s customized software development and services revenues primarily include revenues from providing software development solutions and other support services to its customers. The contract pricing is at stated billing rates per hour. These contracts are generally short-term in nature and not longer than one year in duration. For services provided under the contract that result in the transfer of control over time, the underlying deliverable in the contracts is owned and controlled by the customer and does not create an asset with an alternative use to the Company. The Company recognizes revenue on rate per hour contracts based on the amount billable to the customer, as the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date.

Revenues from Consulting Services

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting service contracts are generally less than one year in length and normally include both cash and noncash consideration. Cash consideration is paid in installment payments and is recognized in revenue over the period of the contract by reference to progress toward complete satisfaction of that performance obligation. Noncash consideration is in the form of warrants of the customers and is measured at fair value at contract inception. Noncash consideration that is variable for reasons other than only the form of the consideration is included in the transaction price, but is subject to the constraint on variable consideration. The Company assesses the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Only when the significant revenues reversal is concluded probable of not occurring can variable consideration be included in revenues. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the variable noncash consideration is recognized in revenues until the underlying uncertainties have been resolved.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the three months ended March 31, 2023 and 2022 that were included in the opening deferred revenues balance was approximately $0.9 million and $0.8 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2023 and March 22, 2023, the Company issued 2,000,000 and 500,000 shares of the Company’s common stock, respectively, in connection with the Sigmaways acquisition. On March 22, 2023, the Company granted 671,350 shares of common stock to employees and service providers of Sigmaways.

The above issuances and sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Regulation D and/or Regulation S under the Securities Act.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Consulting and Services Agreement, dated as of January 11, 2023, by and between the registrant and kk.BloomZ (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).

10.2	Common Stock Purchase Warrant, issued on January 11, 2023, by kk.BloomZ in favor of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).

10.3	Amendment No. 2 to Share Exchange and Purchase Agreement, dated as of February 1, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.4	Common Stock Purchase Warrant, dated February 1, 2023. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.5	Employment Agreement, dated February 1, 2023, by and between the registrant and Prakash Sadasivam (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.6	Amended and Restated Common Stock Purchase Warrant, dated February 6, 2023. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the SEC on February 10, 2023).

10.7	Addendum to Share Exchange and Purchase Agreement, dated as of February 8, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A filed with the SEC on February 10, 2023).

10.8	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and Libera Gaming Operations, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).

10.9	Common Stock Purchase Warrant, dated March 13, 2023, issued by Libera Gaming Operations, Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).

10.10	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and ICheck Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).

10.11	Common Stock Purchase Warrant, dated March 13, 2023, issued by ICheck Co., Ltd. to the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).

10.12	Warrant Exchange and Termination Agreement, dated as of March 22, 2023, by and between the registrant and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2023).

10.13	Consulting and Services Agreement, dated as of April 4, 2023, by and between the registrant and rYojbaba Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2023).

10.14	Common Stock Purchase Warrant, dated April 4, 2023, issued by rYojbaba Inc. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2023).

10.15	Note Purchase Agreement, dated as of May 2, 2023, by and between the registrant and ZEROSPO (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2023).

10.16	Promissory Note, dated as of May 2, 2023, issued by ZEROSPO in favor of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: May 22, 2023	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: May 22, 2023	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

