Form 10-Q
period 2023-06-30
HeartCore Enterprises, Inc.
filed 2023-08-14
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 20,842,690 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

2

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,238,741	$7,177,326
Accounts receivable	2,812,337	551,064
Investments in marketable securities	1,028,846	-
Prepaid expenses	878,539	538,230
Note receivable	300,000	-
Due from related party	43,782	48,447
Other current assets	79,339	220,070
Total current assets	9,381,584	8,535,137

Non-current assets:
Property and equipment, net	331,389	203,627
Operating lease right-of-use assets	2,275,506	2,644,957
Intangible asset, net	4,834,375	-
Goodwill	3,276,441	-
Long-term investments in warrants	2,917,574	-
Deferred tax assets	238,783	263,339
Security deposits	339,052	244,395
Long-term loan receivable from related party	200,849	246,472
Other non-current assets	69	661
Total non-current assets	14,414,038	3,603,451

Total assets	$23,795,622	$12,138,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,194,222	$497,742
Accrued payroll and other employee costs	561,698	360,222
Due to related party	4,250	402
Current portion of long-term debts	548,297	697,877
Insurance premium financing	239,785	-
Factoring liability	328,967	-
Operating lease liabilities, current	262,063	291,863
Finance lease liabilities, current	7,386	19,294
Income tax payables	109,625	2,747
Deferred revenue	2,375,063	1,724,519
Other current liabilities	262,267	53,027
Total current liabilities	5,893,623	3,647,693

Non-current liabilities:
Long-term debts	1,324,383	1,123,735
Operating lease liabilities, non-current	2,066,343	2,421,054
Finance lease liabilities, non-current	-	459
Deferred tax liabilities	1,353,625	-
Other non-current liabilities	124,936	138,018
Total non-current liabilities	4,869,287	3,683,266

Total liabilities	10,762,910	7,330,959

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 20,842,690 and 17,649,886 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	2,083	1,764
Additional paid-in capital	19,258,681	15,014,607
Accumulated deficit	(9,603,090)	(10,573,579)
Accumulated other comprehensive income	372,296	364,837
Total HeartCore Enterprises, Inc. shareholders’ equity	10,029,970	4,807,629
Non-controlling interest	3,002,742	-
Total shareholders’ equity	13,032,712	4,807,629

Total liabilities and shareholders’ equity	$23,795,622	$12,138,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$5,095,373	$2,670,297	$13,829,523	$4,946,298

Cost of revenues	3,586,938	1,337,296	6,688,004	2,392,652

Gross profit	1,508,435	1,333,001	7,141,519	2,553,646

Operating expenses:
Selling expenses	488,062	728,836	1,056,704	934,754
General and administrative expenses	2,447,887	1,850,315	5,133,094	4,319,248
Research and development expenses	39,608	417,228	119,232	525,487

Total operating expenses	2,975,557	2,996,379	6,309,030	5,779,489

Income (loss) from operations	(1,467,122)	(1,663,378)	832,489	(3,225,843)

Other income (expenses):
Changes in fair value of investments in marketable securities	(229,022)	-	(229,022)	-
Changes in fair value of investments in warrants	(27,258)	-	166,107	-
Interest income	18,665	9,091	50,270	10,549
Interest expenses	(42,614)	(17,590)	(82,454)	(28,861)
Other income	109,800	8,777	124,001	25,450
Other expenses	(7,297)	(31,562)	(36,754)	(55,224)
Total other expenses	(177,726)	(31,284)	(7,852)	(48,086)

Income (loss) before income tax provision	(1,644,848)	(1,694,662)	824,637	(3,273,929)

Income tax expense (benefit)	(622,002)	8,979	39,446	8,163

Net income (loss)	(1,022,846)	(1,703,641)	785,191	(3,282,092)

Less: net loss attributable to non-controlling interest	(111,046)	-	(185,298)	-

Net income (loss) attributable to HeartCore Enterprises, Inc.	$(911,800)	$(1,703,641)	$970,489	$(3,282,092)

Other comprehensive income:
Foreign currency translation adjustment	30,533	219,360	5,499	299,413

Total comprehensive income (loss)	(992,313)	(1,484,281)	790,690	(2,982,679)
Less: comprehensive loss attributable to non-controlling interest	(110,716)	-	(187,258)	-
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$(881,597)	$(1,484,281)	$977,948	$(2,982,679)

Net income (loss) per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.04)	$(0.09)	$0.05	$(0.18)
Diluted	$(0.04)	$(0.09)	$0.05	$(0.18)
Weighted average common shares outstanding
Basic	20,842,690	18,936,829	19,959,333	18,105,698
Diluted	20,842,690	18,936,829	19,959,333	18,105,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Shares		Additional	Treasury Shares			Accumulated Other	Total Shareholders’
	Number of Shares	Amount	Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	-	$-	$(3,896,113)	$(15,172)	$(558,952)
Net loss	-	-	-	-	-	(1,578,451)	-	(1,578,451)
Foreign currency translation adjustment	-	-	-	-	-	-	80,053	80,053
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	-	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	-	-	16
Stock-based compensation	-	-	422,164	-	-	-	-	422,164
Balance, March 31, 2022	18,915,943	1,891	17,416,901	-	-	(5,474,564)	64,881	12,009,109
Net loss	-	-	-	-	-	(1,703,641)	-	(1,703,641)
Foreign currency translation adjustment	-	-	-	-	-	-	219,360	219,360
Stock-based compensation	83,333	8	466,654	-	-	-	-	466,662
Repurchase of common shares	-	-	-	(558,809)	(1,336,762)	-	-	(1,336,762)
Balance, June 30, 2022	18,999,276	$1,899	$17,883,555	(558,809)	$(1,336,762)	$(7,178,205)	$284,241	$9,654,728

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	Non-controlling Interest	Shareholders’ Equity
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net income (loss)	-	-	-	1,882,289	-	1,882,289	(74,252)	1,808,037
Foreign currency translation adjustment	-	-	-	-	(22,744)	(22,744)	(2,290)	(25,034)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	3,149,750	-	-	3,150,000	-	3,150,000
Non-controlling interests arising from acquisition of subsidiary	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	915,159	-	-	915,228	-	915,228
Balance, March 31, 2023	20,842,690	2,083	19,079,516	(8,691,290)	342,093	10,732,402	3,113,458	13,845,860
Net loss	-	-	-	(911,800)	-	(911,800)	(111,046)	(1,022,846)
Foreign currency translation adjustment	-	-	-	-	30,203	30,203	330	30,533
Stock-based compensation	-	-	179,165	-	-	179,165	-	179,165
Balance, June 30, 2023	20,842,690	$2,083	$19,258,681	$(9,603,090)	$372,296	$10,029,970	$3,002,742	$13,032,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$785,191	$(3,282,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	306,097	46,688
Amortization of debt issuance costs	1,316	2,768
Non-cash lease expense	155,301	143,845
Deferred income taxes	(75,240)	14,167
Stock-based compensation	1,094,393	888,826
Warrants received as noncash consideration	(4,009,335)	-
Changes in fair value of investments in marketable securities	229,022	-
Changes in fair value of investments in warrants	(166,107)	-

Changes in assets and liabilities:
Accounts receivable	(596,312)	(344,779)
Prepaid expenses	1,245	(266,030)
Other assets	23,277	(5,516)
Accounts payable and accrued expenses	(8,359)	281,567
Accrued payroll and other employee costs	124	175,246
Due to related party	4,214	5,448
Operating lease liabilities	(147,035)	(148,125)
Finance lease liabilities	-	(288)
Income tax payables	106,625	(8,756)
Deferred revenue	810,639	596,762
Other liabilities	116,382	(193,598)

Net cash flows used in operating activities	(1,368,562)	(2,093,867)

Cash flows from investing activities:
Purchases of property and equipment	(180,451)	(30,963)
Advance on note receivable	(300,000)	-
Repayment of loan provided to related party	23,715	21,508
Payment for acquisition of subsidiary, net of cash acquired	(724,910)	-

Net cash flows used in investing activities	(1,181,646)	(9,455)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	-	13,602,554
Proceeds from issuance of common shares prior to initial public offering	-	220,572
Repurchase of common shares	-	(1,336,762)
Payments for finance leases	(11,243)	(24,189)
Proceeds from long-term debt	-	258,087
Repayment of long-term debts	(411,923)	(469,166)
Repayment of insurance premium financing	(149,250)	(167,955)
Net proceeds from factoring arrangement	328,967	-
Payments for debt issuance costs	(448)	(1,030)
Payment for mandatorily redeemable financial interest	-	(430,489)

Net cash flows provided by (used in) financing activities	(243,897)	11,651,622

Effect of exchange rate changes	(144,480)	(221,960)

Net change in cash and cash equivalents	(2,938,585)	9,326,340

Cash and cash equivalents - beginning of the period	7,177,326	3,136,839

Cash and cash equivalents - end of the period	$4,238,741	$12,463,179

Supplemental cash flow disclosure:
Interest paid	$40,083	$28,025
Income taxes paid	$-	$3,013

Non-cash investing and financing transactions:
Payroll withheld as repayment of loan receivable from employees	$-	$12,034
Liabilities assumed in connection with purchase of property and equipment	$2,199	$9,676
Share repurchase liability settled by issuance of common shares	$-	$16
Deferred offering costs recognized against the proceeds from the offering	$-	$178,847
Insurance premium financing	$389,035	$388,538
Common shares issued for acquisition of subsidiary	$3,150,000	$-
Investments in warrants converted to marketable securities	$1,257,868	$-

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

	June 30,	December 31,
	2023	2022
Beginning balance	$138,018	$155,666
Accretion expense	223	459
Foreign currency translation adjustment	(13,305)	(18,107)
Ending balance	$124,936	$138,018

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

In the six months ended June 30, 2023 and 2022, software development costs expensed as incurred amounted to $119,232 and $525,487, respectively. These software development costs were included in the research and development expenses.

Investments in Warrants

Investments in warrants represent stock warrants of its consulting service customers and are not registered for public sale. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investments in warrants are classified as long-term if the maturity is over one year.

Investments in Marketable Securities

Investments in marketable securities represent equity securities registered for public sale with readily determinable fair value. The marketable securities as of June 30, 2023 were obtained through exercise of stock warrants of its consulting service customers and measured at fair value with changes in fair value recognized in other income (expenses).

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

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, operating lease right-of-use assets and intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the six months ended June 30, 2023 and 2022.

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the six months ended June 30, 2023 and 2022 that were included in the opening deferred revenues balance was approximately $1.3 million and $1.1 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three and six months ended June 30, 2023 and 2022 is as following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from on-premise software	$704,268	$716,532	$1,061,189	$1,518,133
Revenues from maintenance and support services	874,725	727,277	1,576,199	1,572,616
Revenues from software as a service (“SaaS”)	177,529	103,250	348,573	229,904
Revenues from software development and other miscellaneous services	406,455	674,883	1,086,796	1,177,290
Revenues from customized software development and services	2,294,953	-	3,926,572	-
Revenues from consulting services	637,443	448,355	5,830,194	448,355
Total revenues	$5,095,373	$2,670,297	$13,829,523	$4,946,298

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from customer experience management platform	$1,725,872	$1,831,166	$3,292,309	$3,586,219
Revenues from process mining	188,555	118,320	290,756	384,808
Revenues from robotic process automation	127,283	149,031	213,469	247,417
Revenues from task mining	95,679	98,558	202,767	185,435
Revenues from customized software development and services	2,294,953	-	3,926,572	-
Revenues from consulting services	637,443	448,355	5,830,194	448,355
Revenues from others	25,588	24,867	73,456	94,064
Total revenues	$5,095,373	$2,670,297	$13,829,523	$4,946,298

As of June 30, 2023 and 2022, and for the periods then ended, substantially all of the long-lived assets (excluding intangible asset) and the majority of revenues generated were attributed to the Company’s operation in Japan.

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

For the six months ended June 30, 2023, customer C, D and E represent 18.2%, 12.8% and 11.8%, respectively, of the Company’s total revenues. For the six months ended June 30, 2022, customer A and B represent 12.9% and 10.4%, respectively, of the Company’s total revenues.

For the six months ended June 30, 2023, vendor A and B represent 22.7% and 60.9%, respectively, of the Company’s total purchases. For the six months ended June 30, 2022, vendor A and B represent 44.5% and 29.8%, respectively, of the Company’s total purchases.

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

As of June 30, 2023 and December 31, 2022, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Investments in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are measured at fair value at contract inception. The Company’s investments in warrants are measured on a recurring basis and carried on the balance sheet at an estimated fair value at the end of the period. The valuation of investments in warrants was determined using a Black-Scholes model of value based upon the stock price, exercise price, expected volatility, time to maturity, and a risk-free interest rate for the term of the warrants exercise. Such valuations are classified within Level 3 of the fair value hierarchy.

The following table summarizes the Company’s investments in warrants activity for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
	2023	2022
Fair value of investments in warrants at beginning of the period	$-	$-
Warrants received as noncash consideration	4,009,335	-
Changes in fair value of investments in warrants	166,107	-
Investments in warrants converted to marketable securities	(1,257,868)	-
Fair value of investments in warrants at end of the period	$2,917,574	$-

Investments in Marketable Securities

The Company’s investments in marketable securities registered for public sale with readily determinable fair value are measured at quoted prices on a recurring basis at the end of the period. Marketable securities are classified within Level 1 of the fair value hierarchy.

The following table summarizes the Company’s investments in marketable securities activity for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
	2023	2022
Fair value of investments in marketable securities at beginning of the period	$-	$-
Investments in warrants converted to marketable securities	1,257,868	-
Changes in fair value of investments in marketable securities	(229,022)	-
Marketable securities sold	-	-
Fair value of investments in marketable securities at end of the period	$1,028,846	$-

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

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2023	2022
Accounts receivable – non-factored	$2,483,370	$551,064
Accounts receivable – factored with recourse	328,967	-
Accounts receivable, gross	2,812,337	551,064
Less: allowance for credit losses	-	-
Accounts receivable	$2,812,337	$551,064

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2023	2022
Prepayments to software vendors	$157,782	$162,046
Prepaid marketing and consulting fees	161,338	99,770
Prepaid subscription fees	113,173	113,685
Prepaid insurance premium	319,133	66,023
Others	127,113	96,706
Total	$878,539	$538,230

NOTE 5 — NOTE RECEIVABLE

On May 2, 2023, the Company purchased a $300,000 promissory note from a non-related company. The note bears an interest rate of 8% per annum and matures on the earlier of 1) the date of the closing of capital-raising transactions in the amount of $300,000 or more consummated by the promissory note issuer, 2) the date on which the promissory note issuer completes its initial public offering on the Nasdaq Capital Market or New York Stock Exchange, or 3) 180 days following the note issuance. The interest rate would be 12% per annum for any amount that is unpaid when due.

NOTE 6 — RELATED PARTY TRANSACTIONS

As of June 30, 2023 and December 31, 2022, the Company has a due to related party balance of $4,250 and $402, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $4,214. During the six months ended June 30, 2022, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $5,448.

As of June 30, 2023 and December 31, 2022, the Company has a loan receivable balance of $244,631 and $294,919, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the six months ended June 30, 2023 and 2022, the Company received repayments of $23,715 and $21,508, respectively, from this related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2023	2022
Leasehold improvements	$272,711	$298,637
Machinery and equipment	518,022	316,827
Vehicle	96,237	106,490
Software	147,350	163,049
Subtotal	1,034,320	885,003
Less: accumulated depreciation	(702,931)	(681,376)
Property and equipment, net	$331,389	$203,627

Depreciation expenses were $40,472 and $46,688 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8 — INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	June 30,	December 31,
	2023	2022
Customer relationship	$5,100,000	$-
Less: accumulated amortization	(265,625)	-
Intangible asset, net	$4,834,375	$-

Amortization expenses were $265,625 and nil for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the future estimated amortization cost for intangible asset is as follows:

Estimated
Year Ended December 31,	Amortization
Remaining of 2023	$318,750
2024	637,500
2025	637,500
2026	637,500
2027	637,500
Thereafter	1,965,625
Total	$4,834,375

NOTE 9 — LEASES

The Company has entered into three leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $6,506 and $18,335 are included in property and equipment, net as of June 30, 2023 and December 31, 2022, respectively.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which are recognized on a straight-line basis over the expected life of the leased assets, and interest expenses, which are recognized following an effective interest rate method. Leases with initial term of twelve months or less are not recorded on the consolidated balance sheets.

The components of lease costs are as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Finance lease costs
Amortization of right-of-use assets	$10,902	$21,972
Interest on lease liabilities	86	288
Total finance lease costs	10,988	22,260
Operating lease costs	176,809	164,513
Total lease costs	$187,797	$186,773

The following table presents supplemental information related to the Company’s leases:

	For the Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$86	$288
Operating cash flows from operating leases	164,317	168,793
Financing cash flows from finance leases	11,243	24,189

Weighted average remaining lease term (years)
Finance leases	0.3	1.3
Operating leases	8.7	9.6

Weighted average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.32%	1.32%

As of June 30, 2023, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
Remaining of 2023	$7,144	$148,105
2024	259	286,340
2025	-	286,340
2026	-	286,340
2027	-	286,340
Thereafter	-	1,178,973
Total lease payments	7,403	2,472,438
Less: imputed interest	(17)	(144,032)
Total lease liabilities	7,386	2,328,406
Less: current portion	(7,386)	(262,063)
Non-current lease liabilities	$-	$2,066,343

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $339,052 and $244,395 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 10 — FACTORING LIABILITY

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

As of June 30, 2023, there was $328,967 borrowed and outstanding under the Factoring Agreement. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the six months ended June 30, 2023, the Company recorded $41,611 in interest expense related to the Factoring Agreement.

NOTE 11 — INSURANCE PREMIUM FINANCING

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

As of June 30, 2023 and December 31, 2022, the balance of the insurance premium financing was $239,785 and nil, respectively. During the six months ended June 30, 2023 and 2022, the interest incurred was $18,033 and $14,185, respectively.

NOTE 12 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of June 30, 2023	Balance as of December 31, 2022

Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(a)(c)	1/10/2019 – 1/10/2024	0.430%	$137,941	$228,956
Loans with banks and other financial institutions
Resona Bank, Limited	JPY50,000,000	(a)(b)	12/29/2017 – 12/29/2024	0.675%	74,005	113,677
Resona Bank, Limited	JPY10,000,000	(a)(b)	9/30/2020 – 9/30/2027	0.000%	41,886	52,705
Resona Bank, Limited	JPY40,000,000	(a)(b)	9/30/2020 – 9/30/2027	0.000%	167,543	210,822
Resona Bank, Limited	JPY20,000,000	(a)(b)	11/13/2020 – 10/31/2027	1.600%	85,413	107,227
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(a)	12/28/2018 – 12/28/2023	1.475%	68,846	165,237
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(a)(b)	12/30/2019 – 12/30/2026	1.975%	34,498	44,532
The Shoko Chukin Bank, Ltd.	JPY30,000,000		9/28/2018 – 8/31/2023	1.200%	6,414	34,343
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	200,014	253,377
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	353,128	442,036
Higashi-Nippon Bank	JPY30,000,000	(a)	3/31/2022 – 3/31/2025	1.400%	120,008	177,669
First Home Bank	$350,000	(d)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	239,875	-
U.S. Small Business Administration	$350,000	(d)	5/30/2020 – 5/30/2050	3.750%	350,000	-
Aggregate outstanding principal balances					1,879,571	1,830,581
Less: unamortized debt issuance costs					(6,891)	(8,969)
Less: current portion					(548,297)	(697,877)
Non-current portion					$1,324,383	$1,123,735

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(c)	The bond is guaranteed by Resona Bank, Limited.
(d)	These debts are guaranteed by Prakash Sadasivam, CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expense for long-term debts was $22,810 and $14,676 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, future minimum loan payments are as follows:

Year Ended December 31,	Loan
Payment
Remaining of 2023	$295,810
2024	433,421
2025	271,417
2026	258,793
2027	226,359
Thereafter	393,771
Total	$1,879,571

NOTE 13 — INCOME TAXES

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory tax rate of approximately 34.59% and 30.62% for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023 and 2022, the Company’s income tax expense are as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Current	$114,686	$(1,464)
Deferred	(75,240)	9,627
Income tax expense	$39,446	$8,163

The effective tax rate was 4.78% and (0.25)% for the six months ended June 30, 2023 and 2022, respectively.

NOTE 14 – STOCK-BASED COMPENSATION

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

The consideration received for the remaining early exercised options was recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheet with JPY1,830 (approximately $16) as of December 31, 2021. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding as of December 31, 2021. On February 14, 2022, the 183 units of stock options were vested upon the completion of the Company’s initial public offering and the Company recognized stock-based compensation of $11,005 during the six months ended June 30, 2022. In the same period, the share repurchase liability of $16 was settled by issuance of 273,489 shares of common shares (equivalent to 183 shares of common shares of HeartCore Japan) from exercise of stock options.

The following table summarizes the Company’s stock option activity for the stock options issued in 2016 for the six months ended June 30, 2022:

Number of Stock Options
Issued and unvested as of January 1, 2022	183
Vested and exercised	183
Issued and unvested as of June 30, 2022	-

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

The following table summarizes the stock options activity and related information for the six months ended June 30, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2022	1,534,500	$2.50	9.99	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
As of June 30, 2022	1,534,500	$2.50	9.49	$-

As of January 1, 2023	1,466,500	$2.50	8.94	$-
Granted	100,000	1.17	9.61	-
Exercised	-	-	-	-
Forfeited	(2,000)	2.50	-	-
As of June 30, 2023	1,564,500	$2.42	8.52	$26,000
Vested and exercisable as of June 30, 2023	426,500	$2.34	8.44	$13,000

The Company calculated the fair value of options granted in the six months ended June 30, 2023 using the Black-Scholes model. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation related to options of $150,481 and $334,816, respectively. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation related to options of $284,938 and $577,750, respectively. The outstanding unamortized stock-based compensation related to options was $730,897 (which will be recognized through August 2026) as of June 30, 2023.

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

The following table summarizes the RSUs activity for the six months ended June 30, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2022	-	$-
Granted	169,153	3.84
Vested	(83,333)	2.70
Forfeited	-	-
Unvested as of June 30, 2022	85,820	$4.95

Unvested as of January 1, 2023	85,820	$4.95
Granted	671,350	1.03
Vested	(692,805)	1.15
Forfeited	-	-
Unvested as of June 30, 2023	64,365	$4.95

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation related to RSUs of $28,684 and $759,577, respectively. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation related to RSUs of $181,724 and $311,076, respectively. The outstanding unamortized stock-based compensation related to RSUs was $159,110 (which will be recognized through February 2026) as of June 30, 2023.

NOTE 15 – SHAREHOLDERS’ EQUITY

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

On February 14, 2022, 273,489 shares of common shares were issued from exercise of stock options by settling share repurchase liability of $16 (also see NOTE 14).

On May 15, 2022, 83,333 shares of restricted shares were issued to a marketing company as compensation of services received (also see NOTE 14).

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

On February 1, 2023, 2,500,000 shares of common shares were issued for the acquisition of 51% of the outstanding shares of Sigmaways and its subsidiaries with fair value of $3,150,000 (also see NOTE 17).

As of June 30, 2023 and December 31, 2022, there were 20,842,690 and 17,649,886 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of June 30, 2023 and December 31, 2022.

NOTE 16 – NET INCOME (LOSS) PER SHARE

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

The computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) per share - basic and diluted:
Numerator:
Allocation of net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders used in calculating net income (loss) per common share	$(911,800)	$(1,703,641)	$970,489	$(3,282,092)
Net income (loss) attributable to common shareholders	(911,800)	(1,703,641)	970,489	(3,282,092)
Denominator:
Weighted average number of common shares outstanding used in calculating net income (loss) per share	20,842,690	18,936,829	19,959,333	18,105,698
Denominator used for net income (loss) per share	20,842,690	18,936,829	19,959,333	18,105,698
Net income (loss) per share - basic and diluted	$(0.04)	$(0.09)	$0.05	$(0.18)

For the three and six months ended June 30, 2023 and 2022, the weighted average common shares outstanding are the same for basic and diluted net income (loss) per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

NOTE 17 – BUSINESS COMBINATION

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

The results of operations, financial position and cash flows of Sigmaways and its subsidiaries have been included in the Company’s unaudited consolidated financial statements since the date of acquisition. Sigmaways and its subsidiaries contributed revenues and net loss of $3,926,572 and $378,159, respectively, to the Company from February 1, 2023 to June 30, 2023.

Pro forma results of operations for the business combination have not been presented because they are not material to the unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill during the six months ended June 30, 2023.

NOTE 18 - SUBSEQUENT EVENTS

On July 25, 2023, the Company obtained a five-year term loan in the amount of JPY30,000,000 (approximately $207,000) from the Shoko Chukin Bank, Ltd., with a floating interest rate of Tokyo Interbank Offered Rate plus 1.950% per annum.

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

During 2022, we started the GO IPO consulting business, which supports Japanese companies seeking to list on Nasdaq and NYSE in the United States. As of August 14, 2023, we have entered into consulting agreements with 10 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranging from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue from the GO IPO business helped to offset the decline in sales in the CX and DX divisions. In the first quarter of 2023, we formed HeartCore Financial, Inc. and HeartCore Capital Advisors, Inc. as a part of our Go IPO consulting business.

We have made significant investments in our sales and marketing efforts globally. As of June 30, 2023, our sales and marketing organization was comprised of 16 employees, including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of June 30, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 923 total customers in Japan.

Recent Developments

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

ZEROSPO Note Purchase Agreement

On May 2, 2023, the Company entered into a Note Purchase Agreement by and between the Company and ZEROSPO. Pursuant to the terms of the Note Purchase Agreement, ZEROSPO agreed to issue and sell to the Company, and the Company agreed to purchase, a promissory note in the principal amount of $300,000 (the “ZEROSPO Note”).

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

Private Placement

On May 29, 2023, the Company entered into a Common Stock Sales Agreement (the “Sutter Agreement”) by and between the Company and Sutter Securities, Inc. (the “Sales Agent”). Pursuant to the terms of the Sutter Agreement, the parties agreed that, from time to time during the term of the Sutter Agreement, the Company would issue and sell through the Sales Agent common stock of the Company having an aggregate offering price of up to $5,000,000 (the “Placement Shares”). The issuance and sale of the Placement Shares to or through the Sales Agent will be effected pursuant to the Company’s effective shelf registration statement (File No. 333-270503), which was declared effective on April 12, 2023 (the “Registration Statement”). The Company filed a prospectus supplement to the Registration Statement relating to the offering of the Placement Shares pursuant to the Agreement.

Upon notification by the Company that it wishes to issue and sell the Placement Shares through the Sales Agent, as provided in the Sutter Agreement, the Sales Agent will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations, including rules of The Nasdaq Stock Market (“Nasdaq”), for the period specified in the notice, to sell such shares up to the amount specified by the Company and otherwise in accordance with the terms of the notice. Subject to the terms of the notice, the Sales Agent may sell such shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended.

The Sales Agent has the right by giving notice as specified in the Sutter Agreement at any time to terminate the Sutter Agreement if (i) any Material Adverse Change (as defined in the Sutter Agreement), or any development that could reasonably be expected to result in a Material Adverse Change has occurred that, in the reasonable judgment of the Sales Agent, may materially impair the ability of the Sales Agent to sell the shares under the Sutter Agreement, (ii) the Company shall have failed, refused or been unable to perform any agreement on its part to be performed hereunder; provided, however, in the case of any failure of the Company to deliver (or cause another person to deliver) certain certifications, opinions, or letters, the Sales Agent’s right to terminate shall not arise unless such failure to deliver (or cause to be delivered) continues for more than 30 days from the date such delivery was required, (iii) any other condition of the Sales Agent’s obligations under the Sutter Agreement is not fulfilled, or (iv) any suspension or limitation of trading in the shares under the Sutter Agreement or in securities generally on Nasdaq shall have occurred (including automatic halt in trading pursuant to market-decline triggers, other than those in which solely program trading is temporarily halted), or a major disruption of securities settlements or clearing services in the United States shall have occurred, or minimum prices for trading have been fixed on Nasdaq.

In addition, each of the Company and the Sales Agent has the right, by giving 10 days’ notice as specified in the Sutter Agreement, to terminate the Sutter Agreement in its sole discretion at any time after the date of the Sutter Agreement.

Unless earlier terminated, the Sutter Agreement will automatically terminate upon the earlier to occur of (i) issuance and sale of all of the Placement Shares to or through the Sales Agent on the terms and subject to the conditions set forth in the Sutter Agreement, and (ii) the expiration of the Registration Statement on the third anniversary of the initial effective date of the Registration Statement pursuant to Rule 415(a)(5) under the Securities Act.

The Sutter Agreement contains certain covenants, representations and warranties customary for an agreement of this type. The Company has not received any fund from Sutter Agreement as of the date of this filing.

Appointment of Heather Neville as a Director

On May 30, 2023, the Board of Directors (the “Board”) of HeartCore Enterprises, Inc. (the “Company”) expanded the size of the Board from eight persons to nine persons, and named Heather Marie Neville to serve as a member of the Board, to fill the vacancy created by the increase in the size of the Board.

Neville Director Agreement

On June 1, 2023, the Company and Ms. Neville entered into a Director Agreement. The Director Agreement provides that Ms. Neville will be compensated as follows:

●	Ms. Neville will be paid the sum of $60,000 annually for her service as a director of the Company, to be paid $15,000 each calendar quarter, payable within five business days of the end of each calendar quarter, and with such amount for any partial calendar quarter being appropriately prorated.

During the term of the Director Agreement, the Company will reimburse Ms. Neville for all reasonable out-of-pocket expenses incurred by her in attending any in-person meetings, provided that Ms. Neville complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses in excess of $500) must be approved in advance by the Company.

The Director Agreement contains customary confidentiality provisions, and customary provisions related to Company ownership of intellectual property conceived or made by Ms. Neville in connection with the performance of her duties under the Director Agreement (i.e., a “work-made-for-hire” provision).

The Director Agreement provides that, during the term (which continues as long as Ms. Neville is serving as a director of the Company), Ms. Neville is entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of her position with the Company in any capacity, in an amount not less than the highest amount available to any other director, and such coverage and protections, with respect to the various liabilities as to which Ms. Neville has been customarily indemnified prior to termination of employment, shall continue for at least six years following the end of the term. Any indemnification agreement entered into between the Company and Ms. Neville will continue in full force and effect in accordance with its terms following the termination of the applicable agreement.

The Director Agreement contains customary representations and warranties by Ms. Neville, relating to the Director Agreement, and contains other customary miscellaneous provisions relating to waivers, assignments, third party rights, survival of provisions following termination, severability, notices, waiver of jury trials and other provisions.

Financial Overview

For the three months ended June 30, 2023 and 2022, we generated revenues of $5,095,373 and $2,670,297, respectively, and reported net loss of $1,022,846 and $1,703,641, respectively.

For the six months ended June 30, 2023 and 2022, we generated revenues of $13,829,523 and $4,946,298, respectively, and reported net income of $785,191 and net loss of $3,282,092, respectively, and cash flows used in operating activities of $1,368,562 and $2,093,867, respectively.

As noted in our unaudited consolidated financial statements, as of June 30, 2023, we had an accumulated deficit of $9,603,090.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended June 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended June 30,
	2023		2022		Variance
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$5,095,373	100.0%	$2,670,297	100.0%	$2,425,076	90.8%
Cost of Revenues	3,586,938	70.4%	1,337,296	50.1%	2,249,642	168.2%
Gross Profit	1,508,435	29.6%	1,333,001	49.9%	175,434	13.2%

Operating expenses:
Selling expenses	488,062	9.6%	728,836	27.3%	(240,774)	-33.0%
General and administrative expenses	2,447,887	48.0%	1,850,315	69.3%	597,572	32.3%
Research and development expenses	39,608	0.8%	417,228	15.6%	(377,620)	-90.5%
Total operating expenses	2,975,557	58.4%	2,996,379	112.2%	(20,822)	-0.7%

Loss from operations	(1,467,122)	-28.8%	(1,663,378)	-62.3%	196,256	-11.8%

Other expenses	(177,726)	-3.5%	(31,284)	-1.2%	(146,442)	468.1%

Loss before income tax provision	(1,644,848)	-32.3%	(1,694,662)	-63.5%	49,814	-2.9%

Income tax expense (benefit)	(622,002)	-12.2%	8,979	0.3%	(630,981)	-7027.3%

Net loss	(1,022,846)	-20.1%	(1,703,641)	-63.8%	680,795	-40.0%

Less: net loss attributable to non-controlling interest	(111,046)	-2.2%	-	-	(111,046)	-100.0%

Net loss attributable to HeartCore Enterprises, Inc.	$(911,800)	-17.9%	$(1,703,641)	-63.8%	$791,841	-46.5%

Revenues

Our total revenues increased by $2,425,076, or 90.8%, to $5,095,373 for the three months ended June 30, 2023 from $2,670,297 for the three months ended June 30, 2022, mainly attributable to (i) an increased revenue of $2,294,953 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; (ii) an increased revenue of $189,088 from GO IPO consulting services as the Company obtained more IPO consulting customers in 2023.

Cost of Revenues

Our total costs of revenues increased by $2,249,642, or 168.2%, to $3,586,938 for the three months ended June 30, 2023 from $1,337,296 for the three months ended June 30, 2022, in light of the increase in sales in GO IPO consulting services and customized software development and services.

Gross Profit

Our total gross profit increased by $175,434, or 13.2%, to $1,508,435 for the three months ended June 30, 2023 from $1,333,001 for the three months ended June 30, 2022, mainly attributable to (i) the increased gross profit of $336,870 from maintenance and support services, as we terminated some subcontractors in supporting service, as part of our effect to reduce costs; (ii) the increased gross profit of $485,731 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; offset by (iii) the decreased gross profit of $387,651 from sales of on-premise software, as we incurred costs of approximately $184,000 to purchase third-party software to be included in the CMS sale, per certain customers’ request in the current period; and (iv) the decreased gross profit of $236,103 from GO IPO consulting services. Our overall gross profit margin decreased by 20.3% to 29.6% for the three months ended June 30, 2023, from 49.9% for the three months ended June 30, 2022.

Selling Expenses

Our selling expenses decreased by $240,774, or 33.0%, to $488,062 for the three months ended June 30, 2023 from $728,836 for the three months ended June 30, 2022, primarily attributable to a decrease of $371,413 in advertising expense, as the company spent heavily on IR and PR in the U.S. immediately after listing in Nasdaq in early 2022; offset by an increase of $82,002 in stock-based compensation for sales staff.

As a percentage of revenues, our selling expenses accounted for 9.6% and 27.3% of our total revenues for the three months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses increased by $597,572, or 32.3%, to $2,447,887 for the three months ended June 30, 2023 from $1,850,315 for the three months ended June 30, 2022, primarily attributable to (i) an increase of $546,302 in salaries and welfare due to a company-wide wage increase and additional staffs employed by Sigmaways and its subsidiaries; (ii) an increase of $114,129 in office, utility and other expenses, an increase of $154,542 in depreciation and amortization expenses, and an increase of $65,125 in rent expenses, mostly due to the acquisition of Sigmaways and its subsidiaries as well as the overall business expansion; offset by (iii) a decrease of $383,879 in stock-based compensation as the Company awarded options and RSUs to employees and service providers in early 2022 when the Company finished going public.

As a percentage of revenues, general and administrative expenses were 48.0% and 69.3% of our revenues for the three months ended June 30, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses decreased by $377,620, or 90.5%, to $39,608 for the three months ended June 30, 2023 from $417,228 for the three months ended June 30, 2022, primarily attributable to the decrease in outsourcing expenses relating to the development of a high quality 12K VR camera and related data compression system, which was completed in June 2022.

As a percentage of revenues, research and development expenses were 0.8% and 15.6% of our revenues for the three months ended June 30, 2023 and 2022, respectively.

Other Expenses

Our other expenses primarily include changes in fair value of investments in marketable securities, changes in fair value of investments in warrants, interest income generated from bank deposits, interest expense for bank loans and bonds, other income, and other expenses. Our other expenses increased by $146,442, or 468.1%, to $177,726 in the three months ended June 30, 2023 from $31,284 in the three months ended June 30, 2022, primarily attributable to a decrease of $229,022 in changes in fair value of investments in marketable securities and a decrease of $27,258 in changes in fair value of investments in warrants, offset by an increase of $101,023 in other income, primarily attributable to the CMS development subsidy granted by the Japanese government.

Income Tax Expense (Benefit)

Our income tax benefit was $622,002 in the three months ended June 30, 2023, as compared to the income tax expense of $8,979 in the three months ended June 30, 2022, as the Company started to consider net operating losses carried forward from previous years in the current period income tax calculation and recognized an income tax benefit in the current period to offset the income tax expense recognized in the prior quarter.

Net Loss

As a result of the foregoing, we reported a net loss of $1,022,846 for the three months ended June 30, 2023, representing a $680,795, or 40.0%, decreased from a net loss of $1,703,641 for the three months ended June 30, 2022.

Net Loss Attributable to Non-controlling Interest

We owned 51% equity ownership interest of Sigmaways and its subsidiaries as of June 30, 2023. Accordingly, we recorded net loss attributable to the non-controlling interest of $111,046 in the three months ended June 30, 2023.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $911,800 for the three months ended June 30, 2023, representing a $791,841 or 46.5%, decreased from a net loss attributable to HeartCore Enterprises, Inc. of $1,703,641 for the three months ended June 30, 2022.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the six months ended June 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Six Months Ended June 30,
	2023		2022		Variance
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$13,829,523	100.0%	$4,946,298	100.0%	$8,883,225	179.6%
Cost of Revenues	6,688,004	48.4%	2,392,652	48.4%	4,295,352	179.5%
Gross Profit	7,141,519	51.6%	2,553,646	51.6%	4,587,873	179.7%

Operating expenses:
Selling expenses	1,056,704	7.6%	934,754	18.9%	121,950	13.0%
General and administrative expenses	5,133,094	37.1%	4,319,248	87.3%	813,846	18.8%
Research and development expenses	119,232	0.9%	525,487	10.6%	(406,255)	-77.3%
Total operating expenses	6,309,030	45.6%	5,779,489	116.8%	529,541	9.2%

Income (loss) from operations	832,489	6.0%	(3,225,843)	-65.2%	4,058,332	-125.8%

Other expenses	(7,852)	-0.1%	(48,086)	-1.0%	40,234	-83.7%

Income (loss) before income tax provision	824,637	5.9%	(3,273,929)	-66.2%	4,098,566	-125.2%

Income tax expense	39,446	0.3%	8,163	0.2%	31,283	383.2%

Net income (loss)	785,191	5.6%	(3,282,092)	-66.4%	4,067,283	-123.9%

Less: net loss attributable to non-controlling interest	(185,298)	-1.4%	-	-	(185,298)	-100.0%

Net income (loss) attributable to HeartCore Enterprises, Inc.	$970,489	7.0%	$(3,282,092)	-66.4%	$4,252,581	-129.6%

Revenues

Our total revenues increased by $8,883,225, or 179.6%, to $13,829,523 for the six months ended June 30, 2023 from $4,946,298 for the six months ended June 30, 2022, mainly attributable to (i) the increased revenue of $5,381,839 from GO IPO consulting services as the Company obtained more IPO consulting customers in 2023 and received warrants from its customers as noncash consideration from consulting services; (ii) the increased revenue of $3,926,572 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; offset by (iii) the decreased revenue of $456,944 in revenue from sales of on-premise software, primarily due to the weak perform of a significant distributor in the current period.

Cost of Revenues

Our total costs of revenues increased by $4,295,352, or 179.5%, to $6,688,004 for the six months ended June 30, 2023 from $2,392,652 for the six months ended June 30, 2022, in light of the increase in sales in GO IPO consulting services and customized software development and services.

Gross Profit

Our total gross profit increased by $4,587,873, or 179.7%, to $7,141,519 for the six months ended June 30, 2023 from $2,553,646 for the six months ended June 30, 2022, mainly attributable to (i) the increased gross profit of $4,282,835 from GO IPO consulting services as the Company obtained more IPO consulting customers in 2023 and received warrants from its customers as noncash consideration from consulting services; (ii) the increased gross profit of $709,607 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; offset by (iii) the decreased gross profit of $914,590 from sales of on-premise software due to the overall market competition. Our overall gross profit margin remained 51.6% for the six months ended June 30, 2023 and 2022.

Selling Expenses

Our selling expenses increased by $121,950 or 13.0%, to $1,056,704 for the six months ended June 30, 2023 from $934,754 for the six months ended June 30, 2022, primarily attributable to an increase of $403,378 in stock-based compensation for sales staff, offset by the decrease of $340,712 in advertising expenses, as the company spent heavily on IR and PR in the U.S. immediately after listing in Nasdaq in early 2022.

As a percentage of revenues, our selling expenses accounted for 7.6% and 18.9% of our total revenues for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses increased by $813,846, or 18.8%, to $5,133,094 for the six months ended June 30, 2023 from $4,319,248 for the six months ended June 30, 2022, primarily attributable to (i) an increase of $576,859 in salaries and welfare, an increase of $310,796 in office, utility and other expenses, an increase of $250,646 in depreciation and amortization expenses, and an increase of $115,807 in rent expenses, mostly due to the acquisition of Sigmaways and its subsidiaries as well as the overall business expansion; offset by (ii) a decrease of $271,771 in listing-related expenses as we finished the process of going public in early 2022; and (iii) a decrease of $281,522 in stock-based compensation as the Company awarded options and RSUs to employees and service providers in early 2022 when the Company finished going public.

As a percentage of revenues, general and administrative expenses were 37.1% and 87.3% of our revenues for the six months ended June 30, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses decreased by $406,255, or 77.3%, to $119,232 for the six months ended June 30, 2023 from $525,487 for the six months ended June 30, 2022, primarily attributable to the decrease in outsourcing expenses relating to the development of a high quality 12K VR camera and related data compression system, which was completed in June 2022, offset by an increase of $57,839 in stock-based compensation for research and development staff.

As a percentage of revenues, research and development expenses were 0.9% and 10.6% of our revenues for the six months ended June 30, 2023 and 2022, respectively.

Other Expenses

Our other expenses primarily include changes in fair value of investments in marketable securities and changes in fair value of investments in warrants, interest income generated from bank deposits, interest expense for bank loans and bonds, other income, and other expenses. Our other expenses decreased by $40,234, or 83.7%, to $7,852 in the six months ended June 30, 2023 from $48,086 in the six months ended June 30, 2022, primarily attributable to (i) an increase of $166,107 in changes in fair value of investments in warrants; (ii) an increase of $98,551 in other income, primarily attributable to the CMS development subsidy granted by the Japanese government; offset by (iii) a decrease of $229,022 in changes in fair value of investments in marketable securities.

Income Tax Expense

Our income tax expense was $39,446 in the six months ended June 30, 2023, as compared to $8,163 in the six months ended June 30, 2022, mainly due to the net income before income tax of $824,637 in the current period, as compared to a net loss before income tax of $3,273,929 in the prior period.

Net Income (Loss)

As a result of the foregoing, we reported a net income of $785,191 for the six months ended June 30, 2023, representing a $4,067,283, or 123.9%, increase from a net loss of $3,282,092 for the six months ended June 30, 2022.

Net Loss Attributable to Non-controlling Interest

We owned 51% equity ownership interest of Sigmaways and its subsidiaries as of June 30, 2023. Accordingly, we recorded net loss attributable to the non-controlling interest of $185,298 in the six months ended June 30, 2023.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. of $970,489 for the six months ended June 30, 2023, representing a $4,252,581, or 129.6%, increase from a net loss attributable to HeartCore Enterprises, Inc. of $3,282,092 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $4,238,741 in cash, as compared to $7,177,326 as of December 31, 2022. As of June 30, 2023, our working capital was $3,487,961, as compared to $4,887,444 as of December 31, 2022. We also had $2,812,337 in accounts receivable as of June 30, 2023. Our accounts receivable primarily includes balance due from customers for our on-premise software sold and services provided to and accepted by customers, as well as Sigmaways’s accounts receivable related to customized software development and services.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
Net cash flows used in operating activities	$(1,368,562)	$(2,093,867)
Net cash flows used in investing activities	(1,181,646)	(9,455)
Net cash flows provided by (used in) financing activities	(243,897)	11,651,622
Effect of exchange rate changes	(144,480)	(221,960)
Net change in cash and cash equivalents	(2,938,585)	9,326,340
Cash and cash equivalents, beginning of the period	7,177,326	3,136,839
Cash and cash equivalents, end of the period	$4,238,741	$12,463,179

Operating Activities

Net cash flows used in operating activities was $1,368,562 for the six months ended June 30, 2023, as compared to $2,093,867 net cash flows used in operating activities for the six months ended June 30, 2022, primarily consisting of the following:

●	Net income of $785,191 for the six months ended June 30, 2023.
●	Changes in fair value of investments in warrants of $166,107 and warrants received as non-cash consideration of $4,009,335 as two of our IPO consulting customers completed the IPO during the current period and we recognized investments in warrants and remeasured the fair value at the period end.
●	An increase of $596,312 in accounts receivable in light of the increase in revenues.
●	Offset by an increase of $810,639 in deferred revenue, due to the upfront payment received for long-term service contracts.
●	Offset by stock-based compensation of $1,094,393 for the six months ended June 30, 2023, as we granted equity rewards to our employees and service providers in the first quarter of 2023.
●	Offset by depreciation and amortization expenses of $360,097, mainly because we acquired Sigmaways and its subsidiaries on February 1, 2023 and recognized amortization expense for the intangible asset identified through the acquisition.
●	Offset by the loss from changes in fair value of investments in marketable securities of $229,022 due to the decrease in customers’ stock price from the warrant exercise date to the balance sheet date.
●	Offset by an increase of $106,625 in income tax payables as we generated more taxable income in the current period.

Investing Activities

Net cash flows used in investing activities amounted to $1,181,646 for the six months ended June 30, 2023, as compared to net cash flows used in investing activities of $9,455 for the six months ended June 30, 2022. Net cash flows used in investing activities for the six months ended June 30, 2023 primarily consisted of (i) payment for acquisition of Sigmaways and its subsidiaries, net of cash acquired, of $724,910; (ii) advance on notes receivable of $300,000; and (iii) purchases of property and equipment of $180,451.

Financing Activities

Net cash flows used in financing activities amounted to $243,897 for the six months ended June 30, 2023, as compared to net cash flows provided by financing activities of $11,651,622 for the six months ended June 30, 2022. Net cash flows used in financing activities primarily consisted of repayment of $411,923 for long-term debts, and repayment of $149,250 for insurance premium financing, offset by the net proceeds of $328,967 from the factoring arrangement.

Contractual Obligations

Lease commitment

The Company has entered into three leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and a lease for a vehicle, and these leases were classified as finance leases.

As of June 30, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Leases	Operating Leases
Remaining of 2023	$7,144	$148,105
2024	259	286,340
2025	-	286,340
2026	-	286,340
2027	-	286,340
Thereafter	-	1,178,973
Total lease payments	7,403	2,472,438
Less: imputed interest	(17)	(144,032)
Total lease liabilities	7,386	2,328,406
Less: current portion	(7,386)	(262,063)
Non-current lease liabilities	$-	$2,066,343

Long-Term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions.

As of June 30, 2023, future minimum loan payments are as follows:

Loan
Year Ended December 31,	Payment
Remaining of 2023	$295,810
2024	433,421
2025	271,417
2026	258,793
2027	226,359
Thereafter	393,771
Total	$1,879,571

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the six months ended June 30, 2023 and 2022 that were included in the opening deferred revenues balance was approximately $1.3 million and $1.1 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Consulting and Services Agreement, dated as of April 4, 2023, by and between the registrant and rYojbaba Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.2	Common Stock Purchase Warrant, dated April 4, 2023, issued by rYojbaba Inc. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.3	Note Purchase Agreement, dated as of May 2, 2023, by and between the registrant and ZEROSPO (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2023).

10.4	Promissory Note, dated as of May 2, 2023, issued by ZEROSPO in favor of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2023).

10.5	Common Stock Sales Agreement, dated as of May 29, 2023, by and between the registrant and Sutter Securities, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

10.6	Director Agreement, dated as of June 1, 2023, by and between the registrant and Heather Marie Neville (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2023)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: August 14, 2023	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: August 14, 2023	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

