Form 10-K/A
period 2022-12-31
HeartCore Enterprises, Inc.
filed 2023-10-23
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2023, there were 20,842,690 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference

None

Auditor Firm ID	Auditor Name	Auditor Location
206	MaloneBailey, LLP	Tokyo, Japan

Explanatory Note

On March 31, 2023, HeartCore Enterprises, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 2022 10-K”), with the Securities and Exchange Commission (“SEC”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to:

(i)	Include a description of the Company’s securities as Exhibit 4.1, as required by Item 601(b)(4) of Regulation S-K; and
(ii)	Provide current-dated certifications.

Amendment No. 1 speaks as of the filing date of the Original 2022 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2022 10-K. Except as described above, no other changes have been made to the Original 2022 10-K, and Amendment No. 1 does not modify, amend or update the financial or other information contained in the Original 2022 10-K. Amendment No. 1 should be read in conjunction with the Original 2022 10-K and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original 2022 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

See Index to Financial Statements on page F-1 to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023 (the “Annual Report”).

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of the Annual Report.

(3)	Exhibits

We hereby file as part of the Annual Report the exhibits listed in the Exhibit Index immediately before the signature page to the Annual Report. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
3.2	Bylaws of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
4.1*	Description of the Registrant’s Securities.
10.1	Memorandum to Share Exchange Agreement dated July 15, 2021, among HeartCore Co., Sumitaka. Yamamoto, and Information Services International-Dentsu Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.2	Share Exchange Agreement dated July 16, 2021, among HeartCore Enterprises, Inc., all shareholders of HeartCore Co., Ltd., and Sumitaka Yamamoto as representative of the shareholders of HeartCore Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.3	Stock Purchase Agreement dated August 10, 2021, between HeartCore Enterprises, Inc. and Dentsu Digital Investment Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.4†	HeartCore Enterprises, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.5†	Employment Agreement, dated February 9, 2022, between the Company and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.6†	Employment Agreement, dated February 9, 2022, between the Company and Kimio Hosaka (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).).
10.7†	Employment Agreement, dated February 9, 2022, between the Company and Keisuke Kuno (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.8†	Employment Agreement, dated February 9, 2022, between the Company and Qizhi Gao (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.9†	Employment Agreement, dated February 9, 2022, between the Company and Hidekazu Miyata (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.10	Form of Independent Director Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.11	Form of Indemnification Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.12	Consulting and Services Agreement, dated as of March 31, 2022, by and between the registrant and Moveaction Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.13	Common Stock Purchase Warrant issued by Moveaction Co., Ltd. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.14	Consulting and Services Agreement, dated as of April 13, 2022, by and between the registrant and A.L.I. Technologies Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).
10.15	Common Stock Purchase Warrant issued by A.L.I. Technologies Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).
10.16	Consulting and Services Agreement, dated as of May 13, 2022, by and between the registrant and SYLA Holdings Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.17	Common Stock Purchase Warrant issued by SYLA Holdings Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.18	Amendment No. 1 to Consulting and Services Agreement, dated as of August 17, 2022, by and between the registrant and Syla Technologies Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.19	Common Stock Purchase Warrant issued on August 17, 2022 by Syla Technologies Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.20	Share Exchange and Purchase Agreement, dated as of September 6, 2022, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2022).
10.21	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.22	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.23	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.24	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.25	Termination of Consulting and Services Agreement and Warrant, dated as of October 26, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.26	Amendment No. 1 to Consulting and Services Agreement, dated as of October 26, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.27	Common Stock Purchase Warrant, issued on October 26, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.28	Amendment No. 1 to Executive Employment Agreement, dated as of October 28, 2022, by and between the registrant and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.29	9th Stock Acquisition Rights Allotment Agreement, dated as of November 9, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.30	Amendment No. 2 to Consulting and Services Agreement, dated as of November 15, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.31	Consulting and Services Agreement, dated as of November 18, 2022, by and between the registrant and SBC Medical Group, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.32	Common Stock Purchase Warrant, issued on November 18, 2022, by SBC Medical Group, Inc. in favor of the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.33	Consulting and Services Agreement, dated as of January 11, 2023, by and between the registrant and kk.BloomZ (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.34	Common Stock Purchase Warrant, issued on January 11, 2023, by kk.BloomZ in favor of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.35	Amendment No. 2 to Share Exchange and Purchase Agreement, dated as of February 1, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.36	Common Stock Purchase Warrant, dated February 1, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.37†	Employment Agreement, dated February 1, 2023, by and between the registrant and Prakash Sadasivam (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.38	Amended and Restated Common Stock Purchase Warrant, dated February 6, 2023 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 9, 2023).
10.39	Addendum to Share Exchange and Purchase Agreement, dated as of February 8, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 10, 2023).
10.40	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and Libera Gaming Operations, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.41	Common Stock Purchase Warrant, dated March 13, 2023, issued by Libera Gaming Operations, Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.42	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and ICheck Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.43	Common Stock Purchase Warrant, dated March 13, 2023, issued by ICheck Co., Ltd. to the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
21.1***	List of Subsidiaries
23.1***	Consent of independent registered public accounting firm
24.1***	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

**Furnished herewith.

***Filed previously.

† Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: October 23, 2023	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sumitaka Yamamoto	Chairman of Board, Chief Executive Officer and President	October 23, 2023
Sumitaka Yamamoto	(Principal Executive Officer)

/s/ Qizhi Gao	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 23, 2023
Qizhi Gao

/s/ Ferdinand Groenewald	Director	October 23, 2023
Ferdinand Groenewald

/s/ Kimio Hosaka	Director	October 23, 2023
Kimio Hosaka

/s/ Heather Neville	Director	October 23, 2023
Heather Neville

/s/ Prakash Sadasivam	Director	October 23, 2023
Prakash Sadasivam

/s/ Koji Sato	Director	October 23, 2023
Koji Sato

/s/ Yoshitomo Yamano	Director	October 23, 2023
Yoshitomo Yamano