Form 10-Q
period 2023-09-30
HeartCore Enterprises, Inc.
filed 2023-11-13
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 20,842,690 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

2

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,199,565	$7,177,326
Accounts receivable	2,562,239	551,064
Investments in marketable securities	757,106	-
Prepaid expenses	683,327	538,230
Note receivable	300,000	-
Current portion of long-term note receivable	100,000	-
Due from related party	42,439	48,447
Other current assets	111,326	220,070
Total current assets	6,756,002	8,535,137

Non-current assets:
Property and equipment, net	752,940	203,627
Operating lease right-of-use assets	2,413,814	2,644,957
Intangible asset, net	4,675,000	-
Goodwill	3,276,441	-
Long-term investments in warrants	2,456,902	-
Long-term note receivable	200,000	-
Deferred tax assets	222,172	263,339
Security deposits	338,220	244,395
Long-term loan receivable from related party	184,076	246,472
Other non-current assets	67	661
Total non-current assets	14,519,632	3,603,451

Total assets	$21,275,634	$12,138,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,779,953	$497,742
Accrued payroll and other employee costs	558,394	360,222
Due to related party	7,859	402
Current portion of long-term debts	525,440	697,877
Insurance premium financing	122,279	-
Factoring liability	217,250	-
Operating lease liabilities, current	365,241	291,863
Finance lease liabilities, current	17,076	19,294
Income tax payables	103,935	2,747
Deferred revenue	1,740,877	1,724,519
Other current liabilities	222,089	53,027
Total current liabilities	5,660,393	3,647,693

Non-current liabilities:
Long-term debts	1,351,830	1,123,735
Operating lease liabilities, non-current	2,113,917	2,421,054
Finance lease liabilities, non-current	68,535	459
Deferred tax liabilities	1,309,000	-
Other non-current liabilities	197,817	138,018
Total non-current liabilities	5,041,099	3,683,266

Total liabilities	10,701,492	7,330,959

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 20,842,690 and 17,649,886 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	2,083	1,764
Additional paid-in capital	19,431,987	15,014,607
Accumulated deficit	(11,910,310)	(10,573,579)
Accumulated other comprehensive income	282,734	364,837
Total HeartCore Enterprises, Inc. shareholders’ equity	7,806,494	4,807,629
Non-controlling interest	2,767,648	-
Total shareholders’ equity	10,574,142	4,807,629

Total liabilities and shareholders’ equity	$21,275,634	$12,138,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,688,908	$1,872,476	$18,518,431	$6,818,774

Cost of revenues	3,860,241	1,543,256	10,548,245	3,935,908

Gross profit	828,667	329,220	7,970,186	2,882,866

Operating expenses:
Selling expenses	274,043	771,496	1,330,747	1,706,250
General and administrative expenses	2,172,298	1,513,028	7,305,392	5,832,276
Research and development expenses	170,071	58,275	289,303	583,762

Total operating expenses	2,616,412	2,342,799	8,925,442	8,122,288

Loss from operations	(1,787,745)	(2,013,579)	(955,256)	(5,239,422)

Other income (expenses):
Changes in fair value of investments in marketable securities	(271,740)	-	(500,762)	-
Changes in fair value of investments in warrants	(460,672)	-	(294,565)	-
Interest income	14,363	21,707	64,633	32,256
Interest expenses	(42,619)	(10,500)	(125,073)	(39,361)
Other income	52,640	15,195	176,641	40,645
Other expenses	(25,947)	(2,826)	(62,701)	(58,050)
Total other income (expenses)	(733,975)	23,576	(741,827)	(24,510)

Loss before income tax provision	(2,521,720)	(1,990,003)	(1,697,083)	(5,263,932)

Income tax expense (benefit)	19,413	(19,069)	58,859	(10,906)

Net loss	(2,541,133)	(1,970,934)	(1,755,942)	(5,253,026)

Less: net loss attributable to non-controlling interest	(233,913)	-	(419,211)	-

Net loss attributable to HeartCore Enterprises, Inc.	$(2,307,220)	$(1,970,934)	$(1,336,731)	$(5,253,026)

Other comprehensive income (loss):
Foreign currency translation adjustment	(90,743)	128,705	(85,244)	428,118

Total comprehensive loss	(2,631,876)	(1,842,229)	(1,841,186)	(4,824,908)
Less: comprehensive loss attributable to non-controlling interest	(235,094)	-	(422,352)	-
Comprehensive loss attributable to HeartCore Enterprises, Inc.	$(2,396,782)	$(1,842,229)	$(1,418,834)	$(4,824,908)

Net loss per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.11)	$(0.11)	$(0.07)	$(0.29)
Diluted	$(0.11)	$(0.11)	$(0.07)	$(0.29)
Weighted average common shares outstanding
Basic	20,842,690	17,835,027	20,257,020	18,014,483
Diluted	20,842,690	17,835,027	20,257,020	18,014,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Shares		Additional	Treasury Shares			Accumulated Other	Total Shareholders’
	Number of Shares	Amount	Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	-	$-	$(3,896,113)	$(15,172)	$(558,952)
Net loss	-	-	-	-	-	(1,578,451)	-	(1,578,451)
Foreign currency translation adjustment	-	-	-	-	-	-	80,053	80,053
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	-	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	-	-	16
Stock-based compensation	-	-	422,164	-	-	-	-	422,164
Balance, March 31, 2022	18,915,943	1,891	17,416,901	-	-	(5,474,564)	64,881	12,009,109
Net loss	-	-	-	-	-	(1,703,641)	-	(1,703,641)
Foreign currency translation adjustment	-	-	-	-	-	-	219,360	219,360
Stock-based compensation	83,333	8	466,654	-	-	-	-	466,662
Repurchase of common shares	-	-	-	(558,809)	(1,336,762)	-	-	(1,336,762)
Balance, June 30, 2022	18,999,276	1,899	17,883,555	(558,809)	(1,336,762)	(7,178,205)	284,241	9,654,728
Net loss	-	-	-	-	-	(1,970,934)	-	(1,970,934)
Foreign currency translation adjustment	-	-	-	-	-	-	128,705	128,705
Stock-based compensation	-	-	336,651	-	-	-	-	336,651
Repurchase of common shares	-	-	-	(790,581)	(2,163,238)	-	-	(2,163,238)
Balance, September 30, 2022	18,999,276	$1,899	$18,220,206	(1,349,390)	$(3,500,000)	$(9,149,139)	$412,946	$5,985,912

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	controlling Interest	Shareholders’ Equity
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net income (loss)	-	-	-	1,882,289	-	1,882,289	(74,252)	1,808,037
Foreign currency translation adjustment	-	-	-	-	(22,744)	(22,744)	(2,290)	(25,034)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	3,149,750	-	-	3,150,000	-	3,150,000
Non-controlling interests arising from acquisition of subsidiary	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	915,159	-	-	915,228	-	915,228
Balance, March 31, 2023	20,842,690	2,083	19,079,516	(8,691,290)	342,093	10,732,402	3,113,458	13,845,860
Net loss	-	-	-	(911,800)	-	(911,800)	(111,046)	(1,022,846)
Foreign currency translation adjustment	-	-	-	-	30,203	30,203	330	30,533
Stock-based compensation	-	-	179,165	-	-	179,165	-	179,165
Balance, June 30, 2023	20,842,690	2,083	19,258,681	(9,603,090)	372,296	10,029,970	3,002,742	13,032,712
Net loss	-	-	-	(2,307,220)	-	(2,307,220)	(233,913)	(2,541,133)
Foreign currency translation adjustment	-	-	-	-	(89,562)	(89,562)	(1,181)	(90,743)
Stock-based compensation	-	-	173,306	-	-	173,306	-	173,306
Balance, September 30, 2023	20,842,690	$2,083	$19,431,987	$(11,910,310)	$282,734	$7,806,494	$2,767,648	$10,574,142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,755,942)	$(5,253,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	495,200	64,398
Gain on disposal of property and equipment	(4,737)	-
Amortization of debt issuance costs	2,257	3,051
Non-cash lease expense	254,876	207,549
Loss on termination of lease	76	-
Deferred income taxes	(109,690)	(5,843)
Stock-based compensation	1,267,699	1,225,477
Warrants received as noncash consideration	(4,009,335)	-
Changes in fair value of investments in marketable securities	500,762	-
Changes in fair value of investments in warrants	294,565	-

Changes in assets and liabilities:
Accounts receivable	(322,583)	168,021
Prepaid expenses	187,269	(56,553)
Other assets	(23,982)	(142,967)
Accounts payable and accrued expenses	597,247	(96,238)
Accrued payroll and other employee costs	7,471	59,059
Due to related party	7,562	3,098
Operating lease liabilities	(231,499)	(213,691)
Finance lease liabilities	-	(370)
Income tax payables	101,058	(7,704)
Deferred revenue	200,256	45,938
Other liabilities	83,809	(206,569)

Net cash flows used in operating activities	(2,457,661)	(4,206,370)

Cash flows from investing activities:
Purchases of property and equipment	(516,658)	(41,672)
Proceeds from disposal of property and equipment	24,935	-
Advances on note receivable	(600,000)	-
Repayment of loan provided to related party	34,823	33,042
Payment for acquisition of subsidiary, net of cash acquired	(724,910)	-

Net cash flows used in investing activities	(1,781,810)	(8,630)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	-	13,602,554
Proceeds from issuance of common shares prior to initial public offering	-	220,572
Repurchase of common shares	-	(3,500,000)
Payments for finance leases	(16,537)	(29,051)
Proceeds from long-term debt	219,427	258,087
Repayment of long-term debts	(584,779)	(699,407)
Repayment of insurance premium financing	(266,756)	(298,886)
Net proceeds from factoring arrangement	217,250	-
Payments for debt issuance costs	(656)	(1,030)
Payment for mandatorily redeemable financial interest	-	(430,489)

Net cash flows provided by (used in) financing activities	(432,051)	9,122,350

Effect of exchange rate changes	(306,239)	(200,981)

Net change in cash and cash equivalents	(4,977,761)	4,706,369

Cash and cash equivalents - beginning of the period	7,177,326	3,136,839

Cash and cash equivalents - end of the period	$2,199,565	$7,843,208

Supplemental cash flow disclosure:
Interest paid	$59,290	$38,387
Income taxes paid	$91,657	$3,013

Non-cash investing and financing transactions:
Payroll withheld as repayment of loan receivable from employees	$-	$12,034
Liabilities assumed in connection with purchase of property and equipment	$9,602	$17,731
Share repurchase liability settled by issuance of common shares	$-	$16
Deferred offering costs recognized against the proceeds from the offering	$-	$178,847
Insurance premium financing	$389,035	$388,538
Common shares issued for acquisition of subsidiary	$3,150,000	$-
Investments in warrants converted to marketable securities	$1,257,868	$-
Finance lease right-of-use asset obtained in exchange for finance lease liability	$93,117	$-
Operating lease right-of-use asset obtained in exchange for operating lease liability	$317,040	$-
Remeasurement of operating lease liability and right-of-use asset due to lease modification	$12,579	$-

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

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	September 30,	December 31,
	2023	2022
Beginning balance	$138,018	$155,666
Liabilities incurred	83,821	-
Accretion expense	328	459
Foreign currency translation adjustment	(24,350)	(18,107)
Ending balance	$197,817	$138,018

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

In the nine months ended September 30, 2023 and 2022, software development costs expensed as incurred amounted to $289,303 and $583,762, respectively. These software development costs were included in the research and development expenses.

Investments in Warrants

Investments in warrants represent stock warrants of its consulting service customers and are not registered for public sale. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investments in warrants are classified as long-term if the warrants are exercisable over one year after the date of receipt.

Investments in Marketable Securities

Investments in marketable securities represent equity securities registered for public sale with readily determinable fair value. The marketable securities as of September 30, 2023 were obtained through exercise of stock warrants of its consulting service customers and measured at fair value with changes in fair value recognized in other income (expenses).

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

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, operating lease right-of-use assets and intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the nine months ended September 30, 2023 and 2022.

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

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reporting currency of the Company is the US$, and the accompanying unaudited consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited statements of changes in shareholders’ equity (deficit).

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

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the nine months ended September 30, 2023 and 2022 that were included in the opening deferred revenues balance was approximately $1.5 million and $1.2 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the three and nine months ended September 30, 2023 and 2022 is as following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from on-premise software	$396,647	$257,121	$1,457,836	$1,775,254
Revenues from maintenance and support services	650,603	678,521	2,226,802	2,251,137
Revenues from software as a service (“SaaS”)	148,857	122,347	497,430	352,251
Revenues from software development and other miscellaneous services	474,859	340,742	1,561,655	1,518,032
Revenues from customized software development and services	2,405,907	-	6,332,479	-
Revenues from consulting services	612,035	473,745	6,442,229	922,100
Total revenues	$4,688,908	$1,872,476	$18,518,431	$6,818,774

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from customer experience management platform	$1,403,932	$1,171,150	$4,696,241	$4,757,369
Revenues from process mining	99,618	68,560	390,374	453,368
Revenues from robotic process automation	58,051	69,693	271,520	317,110
Revenues from task mining	74,958	66,799	277,725	252,234
Revenues from customized software development and services	2,405,907	-	6,332,479	-
Revenues from consulting services	612,035	473,745	6,442,229	922,100
Revenues from others	34,407	22,529	107,863	116,593
Total revenues	$4,688,908	$1,872,476	$18,518,431	$6,818,774

As of September 30, 2023 and 2022, and for the periods then ended, substantially all of the long-lived assets (excluding intangible asset) and the majority of revenues generated were attributed to the Company’s operation in Japan.

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

For the nine months ended September 30, 2023, customer B and C represent 14.2% and 13.6%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2022, customer A represents 10.0% of the Company’s total revenues.

For the nine months ended September 30, 2023, vendor D, B, A and E represent 26.4%, 26.2%, 22.1% and 15.9%, respectively, of the Company’s total purchases. For the nine months ended September 30, 2022, vendor A, B, C and D represent 25.9%, 19.7%, 16.3% and 15.5%, respectively, of the Company’s total purchases.

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

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In a business combination achieved in stages, the Company remeasures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition-date fair value and the remeasurement gain or loss, if any, is recognized in the unaudited consolidated statements of operations and comprehensive loss.

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

As of September 30, 2023 and December 31, 2022, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

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

The following table summarizes the Company’s investments in warrants activity for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
	2023	2022
Fair value of investments in warrants at beginning of the period	$-	$-
Warrants received as noncash consideration	4,009,335	-
Changes in fair value of investments in warrants	(294,565)	-
Investments in warrants converted to marketable securities	(1,257,868)	-
Fair value of investments in warrants at end of the period	$2,456,902	$-

Investments in Marketable Securities

The Company’s investments in marketable securities registered for public sale with readily determinable fair value are measured at quoted prices on a recurring basis at the end of the period. Marketable securities are classified within Level 1 of the fair value hierarchy.

The following table summarizes the Company’s investments in marketable securities activity for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,
	2023	2022
Fair value of investments in marketable securities at beginning of the period	$-	$-
Investments in warrants converted to marketable securities	1,257,868	-
Changes in fair value of investments in marketable securities	(500,762)	-
Marketable securities sold	-	-
Fair value of investments in marketable securities at end of the period	$757,106	$-

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2023	2022
Accounts receivable – non-factored	$2,344,989	$551,064
Accounts receivable – factored with recourse	217,250	-
Accounts receivable, gross	2,562,239	551,064
Less: allowance for credit losses	-	-
Accounts receivable	$2,562,239	$551,064

NOTE 4 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2023	2022
Prepayments to software vendors	$185,540	$162,046
Prepaid marketing and consulting fees	102,839	99,770
Prepaid subscription fees	83,207	113,685
Prepaid insurance premium	208,385	66,023
Others	103,356	96,706
Total	$683,327	$538,230

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTE RECEIVABLE AND LONG-TERM NOTE RECEIVABLE

On May 2, 2023, the Company purchased a $300,000 promissory note from a non-related company. The note bears an interest rate of 8% per annum and matures on the earlier of 1) the date of the closing of capital-raising transactions in the amount of $300,000 or more consummated by the promissory note issuer, 2) the date on which the promissory note issuer completes its initial public offering (“IPO”) on the Nasdaq Capital Market or New York Stock Exchange, or 3) 180 days following the note issuance. The interest rate would be 12% per annum for any amount that is unpaid when due. On July 27, 2023, the Company entered into a note exchange agreement with the promissory note issuer pursuant to which all of the promissory note principal amount and accrued interest owed to the Company shall be converted into and exchanged for 600,000 shares of common shares of the promissory note issuer upon the effectiveness of its IPO. The promissory note issuer has not completed the IPO as of September 30, 2023.

On September 1, 2023, the Company purchased a $300,000 promissory note from a non-related company. The note bears an interest rate of 4% per annum and matures on September 2, 2026. On the first business day following each annual anniversary of September 1, 2023, the promissory note issuer shall pay to the Company the sum of one-third of the total promissory note amount due and outstanding, including all accrued and unpaid interest as of such time, unless such annual payment has been forgiven by the Company pursuant to certain conditions. The interest rate would be 10% per annum for any amount that is unpaid when due.

NOTE 6 — RELATED PARTY TRANSACTIONS

As of September 30, 2023 and December 31, 2022, the Company has a due to related party balance of $7,859 and $402, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $7,562. During the nine months ended September 30, 2022, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $3,098.

As of September 30, 2023 and December 31, 2022, the Company has a loan receivable balance of $226,515 and $294,919, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the nine months ended September 30, 2023 and 2022, the Company received repayments of $34,823 and $33,042, respectively, from this related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30,	December 31,
	2023	2022
Leasehold improvements	$471,069	$298,637
Machinery and equipment	673,435	316,827
Vehicle	85,111	106,490
Software	142,829	163,049
Subtotal	1,372,444	885,003
Less: accumulated depreciation	(619,504)	(681,376)
Property and equipment, net	$752,940	$203,627

Depreciation expenses were $70,200 and $64,398 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 8 — INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	September 30,	December 31,
	2023	2022
Customer relationship	$5,100,000	$-
Less: accumulated amortization	(425,000)	-
Intangible asset, net	$4,675,000	$-

Amortization expenses were $425,000 and nil for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the future estimated amortization cost for intangible asset is as follows:

Estimated
Year Ended December 31,	Amortization
Remaining of 2023	$159,375
2024	637,500
2025	637,500
2026	637,500
2027	637,500
Thereafter	1,965,625
Total	$4,675,000

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LEASES

The Company has entered into four leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $85,591 and $18,335 are included in property and equipment, net as of September 30, 2023 and December 31, 2022, respectively.

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

The components of lease costs are as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Finance lease costs
Amortization of right-of-use assets	$15,215	$26,825
Interest on lease liabilities	98	370
Total finance lease costs	15,313	27,195
Operating lease costs	286,934	244,688
Total lease costs	$302,247	$271,883

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental information related to the Company’s leases:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$98	$370
Operating cash flows from operating leases	257,277	243,108
Financing cash flows from finance leases	16,537	29,051
Finance lease right-of-use asset obtained in exchange for finance lease liability	93,117	-
Operating lease right-of-use asset obtained in exchange for operating lease liability	317,040	-
Remeasurement of operating lease liability and right-of-use asset due to lease modification	12,579	-

Weighted average remaining lease term (years)
Finance leases	5.0	1.1
Operating leases	7.7	9.4

Weighted average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.33%	1.32%

As of September 30, 2023, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
Remaining of 2023	$4,649	$101,255
2024	17,844	388,730
2025	17,593	383,300
2026	17,593	321,614
2027	17,593	277,553
Thereafter	13,195	1,142,795
Total lease payments	88,467	2,615,247
Less: imputed interest	(2,856)	(136,089)
Total lease liabilities	85,611	2,479,158
Less: current portion	(17,076)	(365,241)
Non-current lease liabilities	$68,535	$2,113,917

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $338,220 and $244,395 as of September 30, 2023 and December 31, 2022, respectively.

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2023, there was $217,250 borrowed and outstanding under the Factoring Agreement. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the nine months ended September 30, 2023, the Company recorded $54,790 in interest expense related to the Factoring Agreement.

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

As of September 30, 2023 and December 31, 2022, the balance of the insurance premium financing was $122,279 and nil, respectively. During the nine months ended September 30, 2023 and 2022, the interest incurred was $25,988 and $19,859, respectively.

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LONG-TERM DEBTS

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions, which consist of the following:

Name of Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of September 30, 2023	Balance as of December 31, 2022

Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(a)(c)	1/10/2019 – 1/10/2024	0.430%	$66,854	$228,956
Loans with banks and other financial institutions
Resona Bank, Limited	JPY50,000,000	(a)(b)	12/29/2017 – 12/29/2024	0.675%	63,779	113,677
Resona Bank, Limited	JPY10,000,000	(a)(b)	9/30/2020 – 9/30/2027	0.000%	39,009	52,705
Resona Bank, Limited	JPY40,000,000	(a)(b)	9/30/2020 – 9/30/2027	0.000%	156,037	210,822
Resona Bank, Limited	JPY20,000,000	(a)(b)	11/13/2020 – 10/31/2027	1.600%	79,610	107,227
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(a)	12/28/2018 – 12/28/2023	1.475%	44,444	165,237
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(a)(b)	12/30/2019 – 12/30/2026	1.975%	31,849	44,532
The Shoko Chukin Bank, Ltd.	JPY30,000,000		9/28/2018 – 8/31/2023	1.200%	-	34,343
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	185,854	253,377
The Shoko Chukin Bank, Ltd.	JPY30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	193,742	-
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	329,456	442,036
Higashi-Nippon Bank	JPY30,000,000	(a)	3/31/2022 – 3/31/2025	1.400%	105,094	177,669
First Home Bank	$350,000	(d)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	237,336	-
U.S. Small Business Administration	$350,000	(d)	5/30/2020 – 5/30/2050	3.750%	350,000	-
Aggregate outstanding principal balances					1,883,064	1,830,581
Less: unamortized debt issuance costs					(5,794)	(8,969)
Less: current portion					(525,440)	(697,877)
Non-current portion					$1,351,830	$1,123,735

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(c)	The bond is guaranteed by Resona Bank, Limited.
(d)	These debts are guaranteed by Prakash Sadasivam, CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expense for long-term debts was $44,295 and $19,502 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, future minimum loan payments are as follows:

Loan
Year Ended December 31,	Payment
Remaining of 2023	$146,763
2024	462,065
2025	305,291
2026	293,302
2027	262,017
Thereafter	413,626
Total	$1,883,064

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory tax rate of approximately 34.59% for the nine months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, the Company’s income tax expense (benefit) are as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Current	$168,549	$(2,108)
Deferred	(109,690)	(8,798)
Income tax expense (benefit)	$58,859	$(10,906)

The effective tax rate was (3.47)% and 0.21% for the nine months ended September 30, 2023 and 2022, respectively.

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The consideration received for the remaining early exercised options was recorded by the Company as a share repurchase liability included in other current liabilities in the consolidated balance sheet with JPY1,830 (approximately $16) as of December 31, 2021. The shares issued related to the early exercise of the above-mentioned stock options were not considered outstanding as of December 31, 2021. On February 14, 2022, the 183 units of stock options were vested upon the completion of the Company’s initial public offering and the Company recognized stock-based compensation of $11,005 during the nine months ended September 30, 2022. In the same period, the share repurchase liability of $16 was settled by issuance of 273,489 shares of common shares (equivalent to 183 shares of common shares of HeartCore Japan) from exercise of stock options.

The following table summarizes the Company’s stock option activity for the stock options issued in 2016 for the nine months ended September 30, 2022:

Number of Stock Options
Issued and unvested as of January 1, 2022	183
Vested and exercised	183
Issued and unvested as of September 30, 2022	-

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

On August 2, 2022, the Company awarded options to purchase 2,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $2.94 per share to an employee of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on August 2, 2032.

On August 9, 2022, the Company awarded options to purchase 14,500 shares of common shares at an exercise price of $2.48 per share to three prior employees of the Company. The options are fully vested and exercisable on the grant date, with the expiration date on August 9, 2026.

On February 3, 2023, the Company awarded options to purchase 100,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $1.17 per share to an employee of the Company. The options vest 50% on the grant date and February 1, 2024, respectively, with the expiration date on February 3, 2033.

On August 25, 2023, the Company awarded options to purchase 2,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $1.10 per share to an employee of the Company. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on August 25, 2033.

On August 1, 2023, the Board of Directors and stockholders of the Company approved a 2023 Equity Incentive Plan (the “2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance. No shares were issued pursuant to the 2023 Plan as of September 30, 2023.

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options activity and related information for the nine months ended September 30, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2022	1,534,500	$2.50	9.99	$-
Granted	16,500	2.54	4.59	-
Exercised	-	-	-	-
Forfeited	(39,500)	2.50	-	-
As of September 30, 2022	1,511,500	$2.50	9.19	$-

As of January 1, 2023	1,466,500	$2.50	8.94	$-
Granted	102,000	1.17	9.36	-
Exercised	-	-	-	-
Forfeited	(9,500)	2.50	-	-
As of September 30, 2023	1,559,000	$2.41	8.27	$-
Vested and exercisable as of September 30, 2023	425,125	$2.34	8.19	$-

The Company calculated the fair value of options granted in the nine months ended September 30, 2023 using the Black-Scholes model. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation related to options of $144,306 and $479,122, respectively. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation related to options of $280,883 and $858,633, respectively. The outstanding unamortized stock-based compensation related to options was $578,075 (which will be recognized through August 2027) as of September 30, 2023.

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

The following table summarizes the RSUs activity for the nine months ended September 30, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2022	-	$-
Granted	169,153	3.84
Vested	(83,333)	2.70
Forfeited	-	-
Unvested as of September 30, 2022	85,820	$4.95

Unvested as of January 1, 2023	85,820	$4.95
Granted	671,350	1.03
Vested	(692,805)	1.15
Forfeited	-	-
Unvested as of September 30, 2023	64,365	$4.95

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation related to RSUs of $29,000 and $788,577, respectively. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation related to RSUs of $55,768 and $366,844, respectively. The outstanding unamortized stock-based compensation related to RSUs was $130,110 (which will be recognized through February 2026) as of September 30, 2023.

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2023 and December 31, 2022, there were 20,842,690 and 17,649,886 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of September 30, 2023 and December 31, 2022.

NOTE 16 – NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of weighted average outstanding common shares. Diluted net loss per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs and other dilutive securities. Common shares equivalents are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options and unvested RSUs, and are not included in the calculation of diluted loss per share if their effect would be anti-dilutive.

The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss per share - basic and diluted:
Numerator:
Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(2,307,220)	$(1,970,934)	$(1,336,731)	$(5,253,026)
Denominator:
Weighted average number of common shares outstanding used in calculating net loss per share	20,842,690	17,835,027	20,257,020	18,014,483
Net loss per share - basic and diluted	$(0.11)	$(0.11)	$(0.07)	$(0.29)

For the three and nine months ended September 30, 2023 and 2022, the weighted average common shares outstanding are the same for basic and diluted net loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

HEARTCORE ENTERPRISES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations, financial position and cash flows of Sigmaways and its subsidiaries have been included in the Company’s unaudited consolidated financial statements since the date of acquisition. Sigmaways and its subsidiaries contributed revenues and net loss of $6,332,479 and $855,532, respectively, to the Company from February 1, 2023 to September 30, 2023.

Pro forma results of operations for the business combination have not been presented because they are not material to the unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill during the nine months ended September 30, 2023.

NOTE 18 - SUBSEQUENT EVENTS

On October 4, 2023, the Company obtained a five-year term loan in the amount of JPY10,000,000 (approximately $73,000) from the Sumitomo Mitsui Banking Corporation, with an interest rate of 0.2% per annum starting in November 2026. The loan is co-guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder, and Tokyo Credit Guarantee Association.

On October 4, 2023, the Company obtained a five-year term loan in the amount of JPY10,000,000 (approximately $73,000) from the Sumitomo Mitsui Banking Corporation, with an interest rate of 0.6% per annum. The loan is co-guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder, and Tokyo Credit Guarantee Association.

On October 5, 2023, the Company obtained a five-year term loan in the amount of JPY30,000,000 (approximately $219,000) from the Higashi-Nippon Bank, with an interest rate of 1.45% per annum. The loan is co-guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder, and Tokyo Credit Guarantee Association.

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

On September 6, 2022, the Company entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California and engaged in the business of developing and sales of software in the United States. The acquisition closed on February 1, 2023.

During 2022, we started the GO IPO consulting business, which supports Japanese companies seeking to list on Nasdaq and NYSE in the United States. As of November 13, 2023, we have entered into consulting agreements with 11 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee ranging from $350,000 to $900,000 and warrants or Japanese acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue from the GO IPO business helped to offset the decline in sales in the CX and DX divisions. In the first quarter of 2023, we formed HeartCore Financial, Inc. and HeartCore Capital Advisors, Inc. as a part of our Go IPO consulting business.

We have made significant investments in our sales and marketing efforts globally. As of September 30, 2023, our sales and marketing organization was comprised of 16 employees, including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of September 30, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 937 total customers in Japan.

Recent Developments

GATES GROUP Inc. Service Agreement

On October 2, 2023 (the “GATES Effective Date”), the Company entered into a Service Agreement (the “GATES Agreement”) by and between the Company and GATES GROUP Inc., a Japanese corporation (“GATES”). Pursuant to the terms of the GATES Agreement, GATES engaged the Company, on an exclusive basis, to render the following services for GATES (collectively, the “GATES Services”):

(i) Phase 1:

●	Suggesting to hire human resources, if the Company deems necessary;
●	Suggesting to convert financial statements from Japanese tax law basis to Japanese generally accepted accounting principles, if the Company deems necessary;
●	Suggesting to remove problematic accounting account, if the Company deems necessary;
●	Suggesting to translate accounting documents (i.e., financial statement, general ledger, journal entry), if the Company deems necessary;
●	Suggesting to develop growth strategy after public listing;
●	Suggesting to consider the listing structure, if the Company deems necessary.

(ii) Phase 2:

●	Suggesting for the selection and negotiation of terms for a law firm, underwriter and auditing firm for GATES, if the Company deems necessary;
●	Suggesting for the preparation of documentation for internal controls required for an initial public offering or de-SPAC transaction by GATES;
●	Suggesting for converting GATES’ financial statement based on United States generally accounting principles (US GAAP), if the Company deems necessary;
●	Translation of documents into English which the Company agrees to translate;
●	Attending and, if requested by GATES and the Company deems necessary, leading, GATES’ meetings regarding the initial public offering;
●	Suggesting GATES with support services related to GATES’ Nasdaq listing;
●	Suggesting the preparation of Form S-1 or Form F-1, Form S-4 or Form F-4 filings, if the Company deems necessary;
●	Support for investor relations activities, if the Company deems necessary;
●	Suggesting for preparing of investor presentation/deck and executive summary of GATES’ operation, if the Company deems necessary; and

(iii) Phase 3:

●	Support for investor relations activities, if the Company deems necessary.

In providing the GATES Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the GATES Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of GATES’ securities; participation in discussions between GATES and potential investors; assisting in structuring any transactions involving the sale of GATES’ securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in GATES.

In exchange for providing the GATES Services for Phase 1 and Phase 2, GATES will pay to the Company $600,000 (the “Services Fee”) as follows:

●	10% of the Services Fee on the GATES Effective Date;
●	50% of the Services Fee four months after the GATES Effective Date;
●	20% of the Services Fee six months after the GATES Effective Date; and
●	20% of the Services Fee eight months after the GATES Effective Date.

For Phase 3, in return for GATES’ Nasdaq listing, GATES will issue and the Company will be entitled to receive, a warrant to acquire a number of shares of capital stock of the entity designated by the Company from GATES and its affiliated company becoming a publicly traded company. The total amount of such shares will be an amount equal to 3% of the fully diluted share capital of GATES as of the GATES Effective Date (subject to adjustment as set forth in the GATES Agreement).

The term of the GATES Agreement will continue until the earlier of (i) three years from the GATES Effective Date; and (ii) two years later from the date on which the stock of GATES or any successor or resulting entity in the contemplated initial public offering of GATES’ stock in the U.S. or a merger or other similar transaction with a special purpose acquisition company, or other transaction pursuant to which GATES or its affiliated company becomes a public traded company in the U.S. The term of the GATES Agreement may be renewed upon the mutual written agreement of the parties to the GATES Agreement.

The GATES Agreement may be terminated by either party upon one month’s written notice to the other party, with the payment set forth in the GATES Agreement. However, if either party engages in anti-social force activities, the other party will terminate the GATES Agreement without written notice immediately, and the other party will pay the compensation as set forth in the GATES Agreement.

GATES Warrant

On October 2, 2023, GATES issued to the Company a common stock purchase warrant (the “GATES Warrant”) to purchase 16 shares of GATES capital stock, subject to adjustment as set forth in the GATES Warrant. Pursuant to the terms of the GATES Warrant, the Company may, at any time (i) on or after the earlier of the date that either (a) GATES completes its first listing on any tier of the Nasdaq Stock Market, the new York Stock Exchange or the NYSE American; (b) GATES consummates a merger or other transaction with a special purpose acquisition company (“SPAC”) wherein GATES becomes a subsidiary of the SPAC; or (c) GATES consummates any other GATES Fundamental Transaction (as defined in the GATES Warrant) (the “GATES Trigger Date”); and (ii) on or prior to the close of business on the tenth anniversary of the GATES Trigger Date, exercise the GATES Warrant to purchase 16 shares of GATES’ capital stock (subject to adjustment as provided in the GATES Warrant), which represents 3% of Gates’ issued and outstanding common stock as of the issuance date of the GATES Warrant, for an exercise price per share of $0.01, subject to adjustment as provided in the GATES Warrant. The number of shares for which the GATES Warrant will be exercisable will be automatically adjusted on the GATES Trigger Date to be 3% of the fully diluted number and class of shares of capital stock of GATES as of the GATES Trigger Date, following completion of the transactions which caused the GATES Trigger Date to be achieved. The GATES Warrant contains a 9.99% equity blocker.

Termination of May 2023 ATM Offering

On October 12, 2023, the Company delivered written notice to Sutter Securities, Inc. (“Sutter”) that the Company was terminating the Common Stock Sales Agreement, dated May 29, 2023, by and between the Company and Sutter (the “Sales Agreement”), in accordance with its terms, which termination will be effective on October 22, 2023.

Pursuant to the Sales Agreement, the Company filed a prospectus supplement on May 31, 2023 (the “May 2023 ATM Prospectus Supplement”) pursuant to which it may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $4,205,067 through Sutter as the sales agent (the “May 2023 ATM Offering”). The Company did not sell any shares of common stock under the May 2023 Prospectus Supplement. The Company terminated the May 2023 ATM Prospectus Supplement and the May 2023 ATM Offering immediately following October 22, 2023, the effective date of the termination of the Sales Agreement.

October 2023 ATM Offering

On October 23, 2023, the Company entered into the At The Market Offering Agreement (the “October 2023 ATM Agreement”) by and between the Company and H.C. Wainwright & Co., LLC (the “Manager”), as sales agent. Pursuant to the prospectus supplement and accompanying base prospectus relating to the offering of the Shares (as hereinafter defined), and under terms of the October 2023 ATM Agreement and the prospectus supplement and the accompanying base prospectus, filed on October 23, 2023, the Company may, from time to time, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act issue and sell through or to the Manager, up to a maximum aggregate amount of $1,988,229 of shares of the Company’s common stock (the “Shares”). The issuance and sale of the Shares to or through the Manager from time to time will be effectuated pursuant to the Company’s effective shelf registration statement on Form S-3, as amended (File No. 333-270503), which was declared effective by the SEC on April 12, 2023 (the “Registration Statement”), and the related prospectus supplement and accompanying base prospectus relating to the offering of the Shares.

Pursuant to the terms of the October 2023 ATM Agreement, the Company may issue and sell the Shares from time to time through the Manager, acting as sales agent or principal, and the Manager agrees to use its commercially reasonable efforts to sell, the Shares on the following terms: (i) the Shares will be sold on a daily basis or otherwise as agreed to by the Company and the Manager on any day that (a) is a day on which the Nasdaq Capital Market is open for trading, (b) the Company has instructed the Manager to make such sales, and (c) the Company has satisfied its obligations as set forth in the October 2023 ATM Agreement. The Company will designate the maximum amount of the Shares to be sold by the Manager daily, if any (subject to the limitations set forth in the October 2023 ATM Agreement) and the minimum price per Share at which such Shares, if any, may be sold. The Company has no obligation to sell, and the Manager is not obligated to buy or sell, any of the Shares under the October 2023 ATM Agreement and may at any time suspend offers under the October 2023 ATM Agreement or terminate the October 2023 ATM Agreement. The offering of the Shares pursuant to the prospectus supplement and the accompanying base prospectus will terminate upon the earlier of (i) the sale of the Shares pursuant to such prospectus supplement and accompanying base prospectus having an aggregate sales price of $1,988,229, and (ii) the termination by the Company or the Manager of the October 2023 ATM Agreement pursuant to its terms.

The Manager may sell Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. The Manager may also sell Shares in privately negotiated transactions, with the Company’s prior written approval, if so provided in the “Plan of Distribution” section of the prospectus supplement or a supplement thereto or in a new prospectus supplement disclosing the terms of such privately negotiated transaction.

Unless otherwise agreed between the Company and the Manager, settlement for sales of the Shares will occur on the second trading day (and on and after May 28, 2024, on the first trading day or any such shorter settlement cycle as may be in effect under Rule 15c6-1 promulgated under the Exchange Act, from time to time) following the date on which any sales are made. Sales of the Shares will be settled through the facilities of The Depository Trust Company or by such other means as the Company and the Manager may agree. There is no arrangement for funds to be received in an escrow, trust or similar arrangement.

The Company will pay the Manager a cash commission of 4.0% of the gross sales price of the Shares sold by the Manager pursuant to the October 2023 ATM Agreement; provided, however, that such compensation will not apply when the Manager acts as principal, in which case the Company may sell Shares to the Manager as principal at a price agreed upon at the relevant applicable time and pursuant to a separate agreement the Company will enter into with the Manager setting forth the applicable terms. Pursuant to the terms of the October 2023 ATM Agreement, the Company also agreed to reimburse the Manager for reasonable fees and expenses of the Manager’s counsel, not to exceed $75,000, and additional amounts for due diligence update sessions conducted in connection with each such date the Company files its Quarterly Reports on Form 10-Q or its Annual Report on Form 10-K, as applicable.

The Company has the right, by giving written notice as specified in the October 2023 ATM Agreement, to terminate the October 2023 ATM Agreement in its sole discretion at any time upon 10 business days’ prior written notice. The Manager has the right, by giving written notice as specified in the October 2023 ATM Agreement, to terminate the provisions of the October 2023 ATM Agreement relating to the solicitation of offers to purchase the Shares in its sole discretion at any time.

The October 2023 ATM Agreement contains certain covenants, representations and warranties customary for an agreement of this type. The Company agreed to provide indemnification and contribution to the Manager against certain liabilities, including liabilities under the Securities Act.

Nasdaq Notice Regarding Minimum Bid Price Requirement

On October 26, 2023, the Company received written notice (the “Bid Price Notice”) from the Nasdaq Listing Qualification Department (the “Nasdaq Staff”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “HTCR,” and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The Bid Price Notice indicated that the Company will be provided 180 calendar days, or until April 23, 2024, in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with written confirmation of compliance and the matter will be closed.

Alternatively, if the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but meets the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then the Company may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2).

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if it maintains compliance with the other listing requirements. The Company is considering actions that it may take in response to the Bid Price Notice in order to regain compliance with the continued listing requirements, but no decisions regarding a response have been made at this time.

Financial Overview

For the three months ended September 30, 2023 and 2022, we generated revenues of $4,688,908 and $1,872,476, respectively, and reported net loss of $2,541,133 and $1,970,934, respectively.

For the nine months ended September 30, 2023 and 2022, we generated revenues of $18,518,431 and $6,818,774, respectively, and reported net loss of $1,755,942 and $5,253,026, respectively, and cash flows used in operating activities of $2,457,661 and $4,206,370, respectively.

As of September 30, 2023, we had an accumulated deficit of $11,910,310.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations for the three months ended September 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended September 30,
	2023		2022		Variance
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$4,688,908	100.0%	$1,872,476	100.0%	$2,816,432	150.4%
Cost of Revenues	3,860,241	82.3%	1,543,256	82.4%	2,316,985	150.1%
Gross Profit	828,667	17.7%	329,220	17.6%	499,447	151.7%

Operating expenses:
Selling expenses	274,043	5.9%	771,496	41.2%	(497,453)	-64.5%
General and administrative expenses	2,172,298	46.3%	1,513,028	80.8%	659,270	43.6%
Research and development expenses	170,071	3.6%	58,275	3.1%	111,796	191.8%
Total operating expenses	2,616,412	55.8%	2,342,799	125.1%	273,613	11.7%

Loss from operations	(1,787,745)	-38.1%	(2,013,579)	-107.5%	225,834	-11.2%

Other income (expenses)	(733,975)	-15.7%	23,576	1.2%	(757,551)	-3,213.2%

Loss before income tax provision	(2,521,720)	-53.8%	(1,990,003)	-106.3%	(531,717)	26.7%

Income tax expense (benefit)	19,413	0.4%	(19,069)	-1.0%	38,482	-201.8%

Net loss	(2,541,133)	-54.2%	(1,970,934)	-105.3%	(570,199)	28.9%

Less: net loss attributable to non-controlling interest	(233,913)	-5.0%	-	-	(233,913)	-100.0%

Net loss attributable to HeartCore Enterprises, Inc.	$(2,307,220)	-49.2%	$(1,970,934)	105.3%	$(336,286)	17.1%

Revenues

Our total revenues increased by $2,816,432, or 150.4%, to $4,688,908 for the three months ended September 30, 2023 from $1,872,476 for the three months ended September 30, 2022, mainly attributable to (i) increased revenue of $2,405,907 from customized software development and services as a result of the acquisition of Sigmaways and its subsidiaries on February 1, 2023; (ii) increased revenue of $138,290 from GO IPO consulting services, as the Company obtained more IPO consulting customers in 2023.

Cost of Revenues

Our total cost of revenues increased by $2,316,985, or 150.1%, to $3,860,241 for the three months ended September 30, 2023 from $1,543,256 for the three months ended September 30, 2022, in light of the increase in sales in GO IPO consulting services and customized software development and services.

Gross Profit

Our total gross profit increased by $499,447, or 151.7%, to $828,667 for the three months ended September 30, 2023 from $329,220 for the three months ended September 30, 2022, mainly attributable to (i) the increased gross profit of $113,685 from maintenance and support services, as we terminated some subcontractors in supporting service, as part of our effect to reduce costs; (ii) the increased gross profit of $220,792 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; (iii) the increased gross profit of $135,404 from GO IPO consulting services in light of the increase in sale. Our overall gross profit margin increased slightly by 0.1% to 17.7% for the three months ended September 30, 2023, from 17.6% for the three months ended September 30, 2022.

Selling Expenses

Our selling expenses decreased by $497,453, or 64.5%, to $274,043 for the three months ended September 30, 2023 from $771,496 for the three months ended September 30, 2022, primarily attributable to a decrease of $561,559 in advertising expense, as the Company spent heavily on IR and PR in the U.S. immediately after listing in Nasdaq in early 2022; offset by an increase of $80,291 in stock-based compensation for sales staff.

As a percentage of revenues, our selling expenses accounted for 5.9% and 41.2% of our total revenues for the three months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses increased by $659,720, or 43.6%, to $2,172,298 for the three months ended September 30, 2023 from $1,513,028 for the three months ended September 30, 2022, primarily attributable to (i) an increase of $663,156 in salaries and welfare due to a company-wide wage increase and additional staff employed by Sigmaways and its subsidiaries; (ii) an increase of $169,154 in depreciation and amortization expenses, and an increase of $70,952 in rent expenses, mostly due to the acquisition of Sigmaways and its subsidiaries as well as the overall business expansion; offset by (iii) a decrease of $257,475 in stock-based compensation as the Company awarded options and RSUs to employees and service providers in early 2022 when the Company finished going public.

As a percentage of revenues, general and administrative expenses were 46.3% and 80.8% of our revenues for the three months ended September 30, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses increased by $111,796, or 191.8%, to $170,071 for the three months ended September 30, 2023 from $58,275 for the three months ended September 30, 2022, primarily attributable to the increase in outsourcing expenses relating to the development of new CMS management screen features in the current period.

As a percentage of revenues, research and development expenses were 3.6% and 3.1% of our revenues for the three months ended September 30, 2023 and 2022, respectively.

Other Income (Expenses)

Our other income (expenses) primarily include changes in fair value of investments in marketable securities, changes in fair value of investments in warrants, interest income generated from bank deposits, interest expense for bank loans and bonds, other income, and other expenses. Our other income decreased by $757,551, or 3,213.2%, from other income of $23,576 in the three months ended September 30, 2022 to other expenses of $733,975 in the three months ended September 30, 2023, primarily attributable to a decrease of $271,740 in changes in fair value of investments in marketable securities and a decrease of $460,672 in changes in fair value of investments in warrants, offset by an increase of $37,445 in other income, primarily attributable to the CMS development subsidy granted by the Japanese government.

Income Tax Expense (Benefit)

Our income tax expense was $19,413 in the three months ended September 30, 2023, as compared to the income tax benefit of $19,069 in the three months ended September 30, 2022, as one of the newly incorporated subsidiaries generated net income before income tax in the current period while no entity generated taxable income in the prior period.

Net Loss

As a result of the foregoing, we reported a net loss of $2,541,133 for the three months ended September 30, 2023, representing a $570,199, or 28.9%, increase from a net loss of $1,970,934 for the three months ended September 30, 2022.

Net Loss Attributable to Non-controlling Interest

We owned 51% equity ownership interest of Sigmaways and its subsidiaries as of September 30, 2023. Accordingly, we recorded net loss attributable to the non-controlling interest of $233,913 in the three months ended September 30, 2023.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $2,307,220 for the three months ended September 30, 2023, representing a $336,286, or 17.1%, increase from $1,970,934 for the three months ended September 30, 2022.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the nine months ended September 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Nine Months Ended September 30,
	2023		2022		Variance
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues

Revenues	$18,518,431	100.0%	$6,818,774	100.0%	$11,699,657	171.6%
Cost of Revenues	10,548,245	57.0%	3,935,908	57.7%	6,612,337	168.0%
Gross Profit	7,970,186	43.0%	2,882,866	42.3%	5,087,320	176.5%

Operating expenses:
Selling expenses	1,330,747	7.2%	1,706,250	25.0%	(375,503)	-22.0%
General and administrative expenses	7,305,392	39.4%	5,832,276	85.5%	1,473,116	25.3%
Research and development expenses	289,303	1.6%	583,762	8.6%	(294,459)	-50.4%
Total operating expenses	8,925,442	48.2%	8,122,288	119.1%	803,154	9.9%

Loss from operations	(955,256)	-5.2%	(5,239,422)	-76.8%	4,284,166	-81.8%

Other expenses	(741,827)	-4.0%	(24,510)	-0.4%	(717,317)	2,926.6%

Loss before income tax provision	(1,697,083)	-9.2%	(5,263,932)	-77.2%	3,566,849	-67.8%

Income tax expense (benefit)	58,859	0.3%	(10,906)	-0.2%	69,765	-639.7%

Net loss	(1,755,942)	-9.5%	(5,253,026)	-77.0%	3,497,084	-66.6%

Less: net loss attributable to non-controlling interest	(419,211)	-2.3%	-	-	(419,211)	-100.0%

Net loss attributable to HeartCore Enterprises, Inc.	$(1,336,731)	-7.2%	$(5,253,026)	-77.0%	$3,916,295	-74.6%

Revenues

Our total revenues increased by $11,699,657, or 171.6%, to $18,518,431 for the nine months ended September 30, 2023 from $6,818,774 for the nine months ended September 30, 2022, mainly attributable to (i) the increased revenue of $5,520,129 from GO IPO consulting services as the Company obtained more IPO consulting customers in 2023 and received warrants from its customers as noncash consideration from consulting services; (ii) the increased revenue of $6,332,479 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; offset by (iii) the decreased revenue of $317,418 in revenue from sales of on-premise software, primarily due to the weak perform of a significant distributor in the current period.

Cost of Revenues

Our total cost of revenues increased by $6,612,337, or 168.0%, to $10,548,245 for the nine months ended September 30, 2023 from $3,935,908 for the nine months ended September 30, 2022, in light of the increase in sales in GO IPO consulting services and customized software development and services.

Gross Profit

Our total gross profit increased by $5,087,320, or 176.5%, to $7,970,186 for the nine months ended September 30, 2023 from $2,882,866 for the nine months ended September 30, 2022, mainly attributable to (i) the increased gross profit of $4,418,239 from GO IPO consulting services as the Company obtained more IPO consulting customers in 2023 and received warrants from its customers as noncash consideration from consulting services; (ii) the increased gross profit of $930,399 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; offset by (iii) the decreased gross profit of $1,003,681 from sales of on-premise software due to the overall market competition. Our overall gross profit margin was 43.0% and 42.3% for the nine months ended September 30, 2023 and 2022, respectively.

Selling Expenses

Our selling expenses decreased by $375,503 or 22.0%, to $1,330,747 for the nine months ended September 30, 2023 from $1,706,250 for the nine months ended September 30, 2022, primarily attributable to a decrease of $902,271 in advertising expenses, as the Company spent heavily on IR and PR in the U.S. immediately after listing in Nasdaq in early 2022, offset by an increase of $483,669 in stock-based compensation for sales staff.

As a percentage of revenues, our selling expenses accounted for 7.2% and 25.0% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses increased by $1,473,116, or 25.3%, to $7,305,392 for the nine months ended September 30, 2023 from $5,832,276 for the nine months ended September 30, 2022, primarily attributable to (i) an increase of $1,240,015 in salaries and welfare, an increase of $297,951 in office, utility and other expenses, an increase of $419,800 in depreciation and amortization expenses, and an increase of $186,759 in rent expenses, mostly due to the acquisition of Sigmaways and its subsidiaries, as well as the overall business expansion; offset by (ii) a decrease of $242,877 in listing-related expenses as we finished the process of going public in early 2022; and (iii) a decrease of $538,997 in stock-based compensation as the Company awarded options and RSUs to employees and service providers in early 2022 when the Company finished going public.

As a percentage of revenues, general and administrative expenses were 39.4% and 85.5% of our revenues for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses decreased by $294,459, or 50.4%, to $289,303 for the nine months ended September 30, 2023 from $583,762 for the nine months ended September 30, 2022, primarily attributable to the decrease of $328,402 in outsourcing expenses relating to the development of a high quality 12K VR camera and related data compression system, which was completed in June 2022, offset by an increase of $59,104 in stock-based compensation for research and development staff.

As a percentage of revenues, research and development expenses were 1.6% and 8.6% of our revenues for the nine months ended September 30, 2023 and 2022, respectively.

Other Expenses

Our other expenses primarily include changes in fair value of investments in marketable securities and changes in fair value of investments in warrants, interest income generated from bank deposits, interest expense for bank loans and bonds, other income, and other expenses. Our other expenses increased by $717,317, or 2,926.6%, to $741,827 in the nine months ended September 30, 2023 from $24,510 in the nine months ended September 30, 2022, primarily attributable to (i) a decrease of $294,565 in changes in fair value of investments in warrants; (ii) a decrease of $500,762 in changes in fair value of investments in marketable securities; offset by (iii) an increase of $135,996 in other income, primarily attributable to the CMS development subsidy granted by the Japanese government.

Income Tax Expense (Benefit)

Our income tax expense was $58,859 in the nine months ended September 30, 2023, as compared to tax benefit of $10,906 in the nine months ended September 30, 2022, mainly due to one of our newly incorporated subsidiaries generated net income before income tax during the nine months ended September 30, 2023 while all entities suffered from taxable loss in the prior period.

Net Loss

As a result of the foregoing, we reported a net loss of $1,755,942 for the nine months ended September 30, 2023, representing a $3,497,084, or 66.6%, decrease from a net loss of $5,253,026 for the nine months ended September 30, 2022.

Net Loss Attributable to Non-controlling Interest

We owned 51% equity ownership interest of Sigmaways and its subsidiaries as of September 30, 2023. Accordingly, we recorded a net loss attributable to the non-controlling interest of $419,211 in the nine months ended September 30, 2023.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,336,731 for the nine months ended September 30, 2023, representing a $3,916,295, or 74.6%, decrease from $5,253,026 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $2,199,565 in cash, as compared to $7,177,326 as of December 31, 2022. As of September 30, 2023, our working capital was $1,095,609, as compared to $4,887,444 as of December 31, 2022. We also had $2,562,239 in accounts receivable as of September 30, 2023. Our accounts receivable primarily includes balance due from customers for our on-premise software sold and services provided to and accepted by customers, as well as Sigmaways’s accounts receivable related to customized software development and services.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
Net cash flows used in operating activities	$(2,457,661)	$(4,206,370)
Net cash flows used in investing activities	(1,781,810)	(8,630)
Net cash flows provided by (used in) financing activities	(432,051)	9,122,350
Effect of exchange rate changes	(306,239)	(200,981)
Net change in cash and cash equivalents	(4,977,761)	4,706,369
Cash and cash equivalents, beginning of the period	7,177,326	3,136,839
Cash and cash equivalents, end of the period	$2,199,565	$7,843,208

Operating Activities

Net cash flows used in operating activities was $2,457,661 for the nine months ended September 30, 2023, as compared to $4,206,370 net cash flows used in operating activities for the nine months ended September 30, 2022, primarily consisting of the following:

●	Net loss of $1,755,942 for the nine months ended September 30, 2023.
●	Warrants received as non-cash consideration of $4,009,335 as two of our IPO consulting customers completed the IPO during the current period.
●	An increase of $322,583 in accounts receivable in light of the increase in revenues.
●	Offset by an increase of $200,256 in deferred revenue, due to the upfront payment received for long-term service contracts.
●	Offset by stock-based compensation of $1,267,699 for the nine months ended September 30, 2023, as we granted equity rewards to our employees and service providers in the current period.
●	Offset by depreciation and amortization expenses of $495,200, mainly because we acquired Sigmaways and its subsidiaries on February 1, 2023 and recognized amortization expense for the intangible asset identified through the acquisition.
●	Offset by the loss from changes in fair value of investments in marketable securities of $500,762 due to the decrease in customers’ stock price from the warrant exercise date to the balance sheet date.
●	Offset by the loss from changes in fair value of investments in warrants of $294,565 as we recognized investments in warrants and remeasured the fair value at the period end.
●	Offset by an increase of $597,247 in accounts payable and accrued expenses as we incurred more operating expenses due to business.
●	Offset by non-cash lease expense of $254,876 due to the amortization or operating lease right-of-use assets as time passed.

Investing Activities

Net cash flows used in investing activities amounted to $1,781,810 for the nine months ended September 30, 2023, as compared to net cash flows used in investing activities of $8,630 for the nine months ended September 30, 2022. Net cash flows used in investing activities for the nine months ended September 30, 2023 primarily consisted of (i) payment for acquisition of Sigmaways and its subsidiaries, net of cash acquired, of $724,910; (ii) advances on notes receivable of $600,000; and (iii) purchases of property and equipment of $516,658.

Financing Activities

Net cash flows used in financing activities amounted to $432,051 for the nine months ended September 30, 2023, as compared to net cash flows provided by financing activities of $9,122,350 for the nine months ended September 30, 2022. Net cash flows used in financing activities primarily consisted of repayment of $584,779 for long-term debts, and repayment of $266,756 for insurance premium financing, offset by the net proceeds of $217,250 from the factoring arrangement and proceeds of $219,427 from long-term debt.

Contractual Obligations

Lease commitment

The Company has entered into four leases for its office space, which were classified as operating leases. It has also entered into two leases for office equipment, one of which was terminated in June 2022, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases.

As of September 30, 2023, future minimum lease payments under the non-cancellable lease agreements are as follows:

Year Ended December 31,	Finance Leases	Operating Leases
Remaining of 2023	$4,649	$101,255
2024	17,844	388,730
2025	17,593	383,300
2026	17,593	321,614
2027	17,593	277,553
Thereafter	13,195	1,142,795
Total lease payments	88,467	2,615,247
Less: imputed interest	(2,856)	(136,089)
Total lease liabilities	85,611	2,479,158
Less: current portion	(17,076)	(365,241)
Non-current lease liabilities	$68,535	$2,113,917

Long-Term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and other financial institutions.

As of September 30, 2023, future minimum loan payments are as follows:

Loan
Year Ended December 31,	Payment
Remaining of 2023	$146,763
2024	462,065
2025	305,291
2026	293,302
2027	262,017
Thereafter	413,626
Total	$1,883,064

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable on the consolidated balance sheets, when revenue is recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue on the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the nine months ended September 30, 2023 and 2022 that were included in the opening deferred revenues balance was approximately $1.5 million and $1.2 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023, as the same may be amended from time to time.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Service Agreement, dated as of October 2, 2023, by and between the registrant and GATES GROUP Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).

10.2	Common Stock Purchase Warrant, dated October 2, 2023, issued by GATES GROUP Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).

10.3	At The Market Offering Agreement, dated October 23, 2023, by and between HeartCore Enterprises, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: November 13, 2023	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: November 13, 2023	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

