Form 10-K
period 2023-12-31
HeartCore Enterprises, Inc.
filed 2024-04-09
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $1.43 per share of common stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $7,548,234.

As of April 8, 2024, there were 20,864,144 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

PART I

ITEM 1. BUSINESS

This Business section, along with other sections of this annual report on Form 10-K, includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and we do not make any representation as to the accuracy of the information. Unless the context otherwise requires, “HeartCore,” “we,” “us,” “our,” or the “Company” refers to HeartCore Enterprises, Inc. and its consolidated subsidiaries, including, but not limited to, HeartCore Co., Ltd. (“HeartCore Co.”) and its subsidiary, HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), HeartCore Financial, Inc. (“HeartCore Financial”), and Sigmaways, Inc. (“Sigmaways”) and its subsidiaries. HeartCore Financial was incorporated in January 2023. HeartCore Capital Advisors was incorporated in February 2023. The acquisition of Sigmaways and its subsidiaries was closed in February 2023.

Overview

We are a leading software development company based in Tokyo, Japan. We provide software through two business units. The first business unit, our CX division, includes a customer experience management business (the “CXM Platform”) that has been in existence for 14 years. Our CXM Platform includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

The second business unit, our DX division, is a digital transformation business which provides customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. We also have an ongoing technology innovation team to develop software that supports the narrow needs of large enterprise customers.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2023, our sales and marketing organization was comprised of 16 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 949 total customers in Japan, of which 691, or 72.8%, were paying customers, and 24 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

During 2022, we started the GO IPO business, which supports Japanese companies listing on Nasdaq and NYSE in the United States. As of December 31, 2023, we have entered into consulting agreements with eleven companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions in Japan. In the first quarter of 2023, we formed HeartCore Financial and HeartCore Capital Advisors as a part of our Go IPO consulting business. In the fourth quarter of 2023, we formed HeartCore Luvina Vietnam Company Limited in Vietnam, which is engaged in the business of software development.

In February 2023, we acquired 51% of the outstanding shares of Sigmaways and its wholly-owned subsidiaries, which are primarily engaged in the business of developing and sales of software in the United States.

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

Digital Transformation Business

Robotic Process Automation (“RPA”) is a technology that allows automation for a defined set of tasks. RPA robots can emulate most human-computer interactions to carry out error-free tasks at high volume and speed. Some common tasks RPA can do include: (i) invoice processing; (ii) process sales orders; (iii) account reconciliation; (iv) enterprise resource planning data entry for core processes such as finance, human resources, manufacturing, supply chain, services, and procurement; (v) employee onboarding; (vi) payroll; and (vii) data queries.

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

We focus on selling our CXM Platform to mid-market business-to-business companies, which we define as companies that have between 100 and 5,000 employees. We sell our CXM Platform on a subscription basis. As of December 31, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 949 total customers in Japan, of which 691, or 72.8%, were paying customers and 24 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

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

Go IPO Consulting Services

Since we concluded our initial public offering and listed on the Nasdaq Capital Market in February 2022, we have been offering “Go IPO” consulting services to a number of private Japanese companies where we assist such private Japanese companies and/or their affiliates (“issuers”) with their initial public offerings in the United States as well as their simultaneous listings onto the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American. More specifically, these consulting services (collectively, “Services”) include the following:

●	Assisting with introductions to law firms, underwriters and auditing firms, in order that clients can make their selections, at their sole discretion;

●	Provision of process mining and task mining licenses for internal audit and internal control;

●	Assisting in the preparation of documentation for internal controls required for an initial public offering and simultaneous listing on the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American;

●	Providing support services to remove problematic accounting accounts upon listing support;

●	Translation of requested documents into English;

●	Attend and, if requested by the other party, lead, meetings of management and employees;

●	Provide support services related to the Nasdaq, the New York Stock Exchange or the NYSE American listing;

●	Conversion of accounting data from Japanese standards to U.S. GAAP;

●	Assist in the preparation of S-1 or F-1 filings;

●	Creation of English web page; and

●	Preparing an investor presentation/deck and executive summary of the operations.

In providing the Services, we do not perform accounting services, and do not act as an investment advisor or broker/dealer. Pursuant to the terms of the consulting agreements with the issuers, the parties agree that we will not provide the following services, among others: negotiation of the sale of the issuers’ securities; participation in discussions between the issuers and potential investors; assisting in structuring any transactions involving the sale of the issuers’ securities; pre-screening of potential investors; due diligence activities; and providing advice relating to valuation of or financial advisability of any investments in the issuers. Additionally, we do not take part in the selection of, or negotiation of terms with, law firms, underwriters or audit firms. Such selection and negotiation is the sole responsibility of the client.

Pursuant to the terms of the consulting agreements with the issuers, the issuers agree to compensate us as follows in return for the provision of Services during the initial term of the consulting agreements:

(a)	A cash fee payable in installment payments; and

(b)	Issuance by issuers to us of a warrants or stock acquisition rights to acquire a number of shares of capital stock of the issuer, to initially be equal to a designated percentage of the fully diluted share capital of the issuer, subject to adjustment as set forth in the warrants or stock acquisition rights.

As of December 31, 2023, we have entered into consulting agreements with eleven companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

Sales and Marketing

We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by a high velocity inside sales team focused on small and mid-sized customers as well as a global strategic sales team focused on the largest global customers.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2023, our sales and marketing organization was comprised of 16 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market.   Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. Our sales and marketing strategy is focused on driving growth through selling products to new customers and driving expansion within our existing customers. Our products officer, together with our sales, marketing, and executive teams, promote our brand by working to cultivate long-term relationships with current and prospective customers, expand our partnership network and foster our developer community.

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

Customers

We have a large and diversified customer base. Three customers accounted for more than 10% of our revenue for the year ended December 31, 2023. As of December 31, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 949 total customers of varying sizes.   We pride ourselves in providing what we believe to be a great experience to every single customer and user of our software. Our customers span a variety of industries and across various departments within an organization and include:

Consumer and Retail	Energy	Financial Services
SONY	Tohoku Electric Power Co	Bank of Japan
Panasonic	The Kansai Electric Power Co., Inc.	AEON Bank, Ltd
Bridgestone	Tokyo GAS	au Jibun Bank Corporation
Philips		Nomura Securities Co., Ltd
Mitsubishi UFJ Morgan Stanley Securities Co., Ltd.

Healthcare / Pharmaceuticals	Insurance	Manufacturing
Takeda Pharmaceutical Company	Aflac	Hitachi
GE Healthcare	Sumitomo Life Insurance	Toshiba
Kobayashi Pharmaceutical	Tokio Marine Holdings, Inc.	FujiFilm
Sysmex Corporation	The Dai-ichi Life Insurance	Richo
Nippon Steel Corporation

Technology	Telecommunications	Other
NTT Data	NTT Docomo	TOYOTA
NEC	Softbank	HONDA
Roland	KDDI	NNK
Canon		JAL
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

Large and Growing Solutions Partner Program. Our solutions partners promote our brand and offer our CXM Platform to their clients. Solutions partners and customers referred to us by our solutions partners represented approximately 62% of our customers in Japan, and approximately 52% of our revenue in Japan for the year ended December 31, 2023. These solutions partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

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

Increase Revenue from Existing Customers. With 949 total customers from our combined business units in Japan as of December 31, 2023, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our CXM Platform by upselling additional offerings and features, adding additional users, and cross-selling our marketing, sales, service, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our CXM Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

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

Continue to Invest in Major Markets. Since inception, we have invested in developing an infrastructure that would allow us to scale globally. We continue seeing adoption of our products across all geographies in which we operate and believe we have a significant runway ahead of us. We believe there is a significant opportunity to expand use of our software in the top 25 countries as measured by gross domestic product. As of December 31, 2023, sales to customers located in such countries represented 100% of our total revenues. We intend to continue to make significant investments to expand our sales and drive adoption of our software throughout those markets. In particular, we believe that North America represents a significant opportunity for us, and we intend on continuing to expand our sales and drive adoption of our software across the region. As of December 31, 2023, customers located in the United States represented 40.21% of our total revenues.

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

As of December 31, 2023, we held one issued patent in Japan. Our issued patent is scheduled to expire between October 2028 and January 2030. As of December 31, 2023, we held one pending U.S. trademark application, and more than two active foreign trademark filings. As of December 31, 2023, we held two domain names, one registered in the United States and one registered in foreign jurisdictions.  We continually review our development efforts to assess and identify the existence and patentability of new intellectual property.

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

Although our company has been in existence for less than three years, our wholly owned operating subsidiary, HeartCore Co. operated throughout the pandemic and continues to operate after the pandemic. HeartCore Co.’s business is affected by a variety of external factors related to the pandemic and post-pandemic that are beyond our control. For existing customers, the pandemic had no impact on the use of our software; for new customers in the travel, hotel, airline, rail, and food service industries in the CX division, the pandemic resulted in a decrease in new orders. Although the effects of the pandemic are decreasing, we feel it will take additional time before the economy is fully normalized. In addition, the Japanese yen was weakening, so that sales in dollar terms in 2023 were slightly lower than in 2022.   Regarding the impact of the pandemic on the DX sector, demand for our DX software increased as large companies were forced to change their work patterns, forcing employees to work remotely. During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of December 31, 2023, we have entered into consulting agreements with eleven companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions in Japan.

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

On September 6, 2022, HeartCore Enterprises, Inc. entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California, and its wholly owned subsidiaries. Sigmaways and its wholly owned subsidiaries are engaged in the business of developing and sales of software in the United States. The acquisition was closed on February 1, 2023.

In the first quarter of 2023, we formed HeartCore Financial in the U.S. and HeartCore Capital Advisors in Japan, as a part of our Go IPO consulting business. In the fourth quarter of 2023, we formed HeartCore Luvina Vietnam Company Limited in Vietnam, which is engaged in the business of software development.

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

Recent Developments

Related Party Transactions

As of December 31, 2023 and 2022, the Company had a due to related party balance of $1,476 and $402, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $1,123. During the year ended December 31, 2022, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $575.

As of December 31, 2023 and 2022, the Company has a loan receivable balance of $227,704 and $294,919, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2023 and 2022, the Company received repayments of $45,404 and $44,871, respectively, from this related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which, it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

Stock Purchase

On August 10, 2021, the Company and Dentsu Digital Investment Limited (“Dentsu Digital”) entered into a Stock Purchase Agreement, pursuant to which the Company has agreed to purchase the 278 shares of HeartCore Co. from Dentsu Digital in accordance with certain terms and conditions in the Stock Purchase Agreement. In accordance with the terms of the Stock Purchase Agreement, the Company was to purchase the 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500) on the earlier of the (i) the date the SEC declares effective a registration statement on Form S-1, for a firm commitment underwritten initial public offering of common stock, filed by the Company with the SEC or (ii) December 20, 2022. On February 24, 2022, the Company purchased 278 shares of HeartCore Co. from Dentsu Digital for 50,040,000 Japanese Yen (approximately $435,500). As a result, effective February 24, 2022, HeartCore Co. is a wholly owned subsidiary of the Company.

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

On August 1, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Plan”). The shareholders approved the 2023 Plan at the Annual Shareholder’s meeting on September 29, 2023. The 2023 Plan provides for various stock-based incentive awards, including incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. As of December 31, 2023, the Company has not granted any stock-based compensation awards to employees, including officers, or non-employee directors pursuant to the 2023 Plan.

On August 25, 2023, the Company awarded options to purchase 2,000 shares of common stock pursuant to our 2021 Plan at an exercise price of $1.10 per share to an employee. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded.

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

At the Market Offering

On October 23, 2023, we entered into the At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Manager”), as sales agent. Pursuant to the prospectus supplement and accompanying base prospectus relating to the offering and under terms of the At the Market Offering Agreement, filed with the SEC on October 23, 2023, the Company may, from time to time, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) issue and sell through or to the Manager, up to a maximum aggregate amount of $1,988,229 of shares of the Company’s common stock (the “Shares”). The issuance and sale of the Shares to or through the Manager from time to time will be effected pursuant to the Company’s effective shelf registration statement on Form S-3, as amended (File No. 333-270503), which was declared effective by the Securities and Exchange Commission on April 12, 2023 (the “Registration Statement”), and the related prospectus supplement and accompanying base prospectus relating to the offering of the Shares.

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

Nasdaq Deficiency

On October 26, 2023, we received written notice (the “Bid Price Notice”) from the Nasdaq Listing Qualification Department (the “Nasdaq Staff”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “HTCR,” and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

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

Properties

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2025 with automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $23,475 per month and a share of sales taxes of $2,348 per month. We also have an office at 2-4-35, Mekaru, Naha-city, Okinawa, Japan, where we lease approximately 890 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in August 2024 with automatic annual renewal option. Terms of the Okinawa office lease provide for a base rent payment of $1,270 per month and a share of sales taxes of $127 per month.

The office of HeartCore Capital Advisors, Inc. are located at 3-2-5 Kasumigaseki, Chiyoda-ku, Tokyo, Japan, where we lease approximately 1,379 rentable square feet of office space from an unaffiliated third party. This lease has lease term ending in June 2026. Terms of the office lease provide for a base rent payment of $9,428 per month and a share of sales taxes of $943 per month.

The office of Sigmaways, Inc. are located at 39737 Paseo Padre PKWY, Suite C1 Fremont, CA, the United States, where we lease approximately 765 square feet of office space from an unaffiliated third party with lease term ending in December 2024. Terms of the office lease provide for a base rent payment of $1,810 per month.

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

Since 2009, we have expanded beyond our Japanese headquarters to several offices globally and have built a large remote community. Currently, we are operating primarily from our office in Japan. As of December 31, 2023, we had 99 full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

Although our company has been in existence for less than three years, our wholly owned operating subsidiary, HeartCore Co. operated throughout the pandemic and continues to operate after the pandemic. HeartCore Co.’s business is affected by a variety of external factors related to the pandemic and post-pandemic that are beyond our control. For existing customers, the pandemic had no impact on the use of our software; for new customers in the travel, hotel, airline, rail, and food service industries in the CX division, the pandemic resulted in a decrease in new orders. Although the effects of the pandemic are decreasing, we feel it will take additional time before the economy is fully normalized. This results in even lower sales in 2022 than in Regarding the impact of the pandemic on the DX sector, demand for our DX software increased as large companies were forced to change their work patterns, forcing employees to work remotely. In 2022, after the pandemic, a number of employees left the company, forcing the company to downsize its operations and resulting in a decline in sales. During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of December 31, 2023, we have entered into consulting agreements with eleven companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fees ranging from $380,000 to $900,000 and warrants or stock acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions in Japan.

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

Our financial statements contained in this Annual Report on Form 10-K have been audited by MaloneBailey, LLP, an independent registered public accounting firm that is headquartered in the United States with offices in Beijing and Shenzhen, China, and Tokyo, Japan. MaloneBailey, LLP is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely. As of the date of this annual report, we have not been identified by the SEC as a commission-identified issuer under the HFCA Act. However, given that MaloneBailey, LLP is relying upon support from their China-based offices, the trading of our common stock may be prohibited and our common stock may be delisted from Nasdaq Capital Market or any other U.S. stock exchange under the HFCA Act if the PCAOB is unable to inspect our auditor. The prohibition of trading of our common stock and the delisting of our common stock, or the threat of their being prohibited or delisted, may cause the value of our common stock to significantly decline or, in extreme cases, become worthless.

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

Risks Related to Our GO IPO Consulting Services

We provide consulting services and ultimately do not control our client’s abilities to go public in the United States or secure a listing on American stock exchanges.

In providing our consulting Services, we do not perform accounting services, and do not act as an investment advisor or broker/dealer. Pursuant to the terms of the consulting agreements with the issuers, the parties agree that we will not provide the following services, among others: negotiation of the sale of the issuers’ securities; participation in discussions between the issuers and potential investors; assisting in structuring any transactions involving the sale of the issuers’ securities; pre-screening of potential investors; due diligence activities; and providing advice relating to valuation of or financial advisability of any investments in the issuers. Additionally, we do not take part in the selection of, or negotiation of terms with, law firms, underwriters or audit firms. Such selection and negotiation is the sole responsibility of the client.

Our GO IPO clients may rely on advice from their third party advisors, including law firms and underwriters. Any of these third party advisors may advise our GO IPO clients on strategies that could delay or even terminate their ability to go public in the United States or secure a listing on an American stock exchange. The ability of our client to go public in the United States or secure a listing on an American stock exchange is subject to our client’s ability to execute their business plan and attract investors. Ultimately, market conditions could also create delays or terminate our client’s plans.

The value of the equity rights we receive from our GO IPO clients could be volatile, lose value, and even become worthless.

We do not control the management or strategies of our GO IPO client companies. The value of our equity rights received from our consulting Services is tied to the market value of the client and will likely be volatile. Among other factors the following occurrences, which is not an exhaustive list, could reduce the value of our equity rights or even cause our equity rights to become worthless:

●	If a client company changes management or strategies;
●	If a client company is engaged in material litigation;
●	If a client company cannot develop a liquid market for their shares underlying our equity rights;
●	If a client company cannot satisfy a listing requirement to be listed on an exchange;
●	If the market value of the equity rights is too low;
●	If the client company cannot secure market makers;
●	If the client company cannot meet the rules and requirements mandated by the exchanges and markets;
●	If the client company suffers a business downturn, through their fault or caused by a material partner or events that affect the market in general; and/or
●	If the market conditions do not provide an opportunity to capitalize on the equity rights.

Our GO IPO business assists companies in navigating the initial public offering process in the US markets. We do not provide investment, accounting, or legal advice. If state or federal regulatory agency determined our Company provided legal or investment advice in violation of existing law, there could be a material adverse effect on our business operations and stock value.

Our GO IPO services assist companies in improving their internal systems, planning, and readiness to take their company through the IPO process. We also assist with introductions to third party professional advisors such as law firms, investment bankers, and auditors, in order that clients can make their selections, at their sole discretion.

We are not an Investment Company under the Investment Company Act of 1940 (the “1940 Act”). The 1940 Act has restrictions that could make it impractical for us to continue our business as contemplated. Our GO IPO services providing consulting services and are not in the business of investing, reinvesting or trading in securities. An entity will generally be deemed an “investment company” under Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “1940 Act”) if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We conduct our operations so that we will not be deemed an investment company.

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

.

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

The “controlled company” exception to Nasdaq Capital Market rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market corporate governance rules. As of December 31, 2023, Sumitaka Yamamoto, our Chief Executive Officer, beneficially owned an aggregate of 10,607,159 shares of our common stock, which represents 50.9% of the voting power of our outstanding common stock. As a “controlled company” within the meaning of the corporate governance rules of Nasdaq Capital Market, we are exempt from Nasdaq Capital Market’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq Capital Market, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the requirements of Nasdaq Capital Market, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of Nasdaq Capital Market. We currently utilize and presently intend to continue to utilize these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq Capital Market. See “Management—Controlled Company and Director Independence”.

If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Sumitaka Yamamoto, our Chief Executive Officer, controls approximately 50.9% of the voting power of our outstanding common stock. As a result, Mr. Yamamoto will have majority voting power over all matters requiring stockholder votes, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers.

We will develop and implement   a company-wide cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be   integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.

Our cybersecurity risk management program shall include  :

●	risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;
●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a vendor management policy for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.   We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with our information technology service provider.

Our management team meets with our information technology service provider periodically to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks.

Our Board oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board shall also receive period reports from management on our cybersecurity risks and cybersecurity risk management program.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2025 with an automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $23,475 per month and a share of sales taxes of $2,348 per month. We also have an office at 2-4-35, Mekaru, Naha-city, Okinawa, Japan, where we lease approximately 890 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in August 2024 with automatic annual renewal option. Terms of the Okinawa office lease provide for a base rent payment of $1,270 per month and a share of sales taxes of $127 per month. We believe that these facilities are adequate for our current and near-term future needs.

The office of HeartCore Capital Advisors, Inc. are located at 3-2-5 Kasumigaseki, Chiyoda-ku, Tokyo, Japan, where we lease approximately 1,379 rentable square feet of office space from an unaffiliated third party. This lease has lease term ending in June 2026. Terms of the office lease provide for a base rent payment of $9,428 per month and a share of sales taxes of $943 per month.

The office of Sigmaways, Inc. are located at 39737 Paseo Padre PKWY, Suite C1 Fremont, CA, the United States, where we lease approximately 765 square feet of office space from an unaffiliated third party with lease term ending in December 2024. Terms of the office lease provide for a base rent payment of $1,810 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed The Nasdaq Capital Market and its stock symbol is “HTCR.” The closing price of our common stock on Nasdaq on April 5, 2024 was $0.96.

Holders

As of December 31, 2023, there were 20,842,690 shares of common stock issued and outstanding, and we had approximately 38 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and we planned to pay dividends on May 3, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. As of December 31, 2023, there were 4,330 shares authorized for issuance under the 2021 Plan.

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

On August 1, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Plan”). The shareholders approved the 2023 Plan at the Annual Shareholder’s meeting on September 29, 2023. The 2023 Plan provides for various stock-based incentive awards, including incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. As of December 31, 2023, the Company has not granted any stock-based compensation awards to employees, including officers, or non-employee directors pursuant to the 2023 Plan.

On August 25, 2023, the Company awarded options to purchase 2,000 shares of common stock pursuant to our 2021 Plan at an exercise price of $1.10 per share to an employee. The options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common stock, subject to the terms and conditions of the 2021 Plan and the option award agreements pursuant to which the options were awarded.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. References herein to “we,” “us” or the “Company” refers to HeartCore Enterprises, Inc. and its consolidated subsidiaries, including, but not limited to, HeartCore Co., Ltd. (“HeartCore Co.”) and its subsidiary, HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), HeartCore Financial, Inc. (“HeartCore Financial”), and Sigmaways, Inc. (“Sigmaways”) and its subsidiaries. HeartCore Financial was incorporated in January 2023. HeartCore Capital Advisors was incorporated in February 2023. The acquisition of Sigmaways and its subsidiaries was closed in February 2023.

Business Overview

We are a leading software development company based in Tokyo, Japan. We provide software through two business units. The first business unit, our CX division, includes a customer experience management business (the “CXM Platform”) that has been in existence for 14 years. Our CXM Platform includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

The second business unit, our DX division, is a digital transformation business which provides customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. We also have an ongoing technology innovation team to develop software that supports the narrow needs of large enterprise customers.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2023, our sales and marketing organization was comprised of 16 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 949 total customers in Japan, of which 691, or 72.8%, were paying customers, and 24 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

During 2022, we started the GO IPO business, which supports Japanese companies listing on Nasdaq and NYSE in the United States. As of December 31, 2023, we have entered into consulting agreements with eleven companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions in Japan.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our wholly owned subsidiary, HeartCore Co., a Japanese corporation, which was established in Japan by Mr. Sumitaka Yamamoto, our CEO, in 2009.

On September 6, 2022, HeartCore Enterprises, Inc. entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California, and its wholly owned subsidiaries. Sigmaways and its wholly owned subsidiaries are engaged in the business of developing and sales of software in the United States. The acquisition was closed on February 1, 2023.

In the first quarter of 2023, we formed HeartCore Financial in the U.S. and HeartCore Capital Advisors in Japan, as a part of our Go IPO consulting business. In the fourth quarter of 2023, we formed HeartCore Luvina Vietnam Company Limited in Vietnam, which is engaged in the business of software development.

For the fiscal years ended December 31, 2023 and 2022, we generated revenues of $21,845,830 and $8,818,312, respectively, and reported net loss of $4,876,700 and $6,677,466, respectively, and cash flows used in operating activities of $4,331,209 and $4,808,547, respectively. As noted in our consolidated financial statements, as of December 31, 2023, we had an accumulated deficit of $14,763,469.

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

As of December 31, 2023, our combined business units (customer experience management business unit and digital transformation business unit) had 949 total customers in Japan, of which 691, or 72.8%, were paying customers and 24 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform.   Our net retention rate for our paying customers of our customer experience management business unit (CMS business) was 88%, 92%, and 95% as of December 31, 2023, 2022, and 2021, respectively. There is an insignificant impact (below 10%) on our net retention rate as to former paying customers of our CMS business utilizing the free version of your CXM Platform.

COVID-19 Affecting Our Results of Operations

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses. The effects of the COVID-19 pandemic are still impacting the global economy as well as our operations. The duration and extent of this impact depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions. The lasting effects of the pandemic continue to be unknown. As of the filing date of this Annual Report on Form 10-K, the extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted.

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

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2023 and 2022

The following table summarizes our operating results as reflected in our statements of operations during the fiscal years ended December 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Years Ended December 31,
	2023		2022		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$21,845,830	100.0%	$8,818,312	100.0%	$13,027,518	147.7%
Cost of revenues	13,778,416	63.1%	5,467,017	62.0%	8,311,399	152.0%
Gross profit	8,067,414	36.9%	3,351,295	38.0%	4,716,119	140.7%

Operating expenses:
Selling expenses	1,516,247	6.9%	2,826,615	32.0%	(1,310,368)	-46.4%
General and administrative expenses	9,651,381	44.2%	6,579,734	74.6%	3,071,647	46.7%
Research and development expenses	1,019,141	4.7%	641,025	7.3%	378,116	59.0%
Total operating expenses	12,186,769	55.8%	10,047,374	113.9%	2,139,395	21.3%

Loss from operations	(4,119,355)	-18.9%	(6,696,079)	-75.9%	2,576,724	-38.5%

Other income (expenses)	(891,009)	-4.0%	12,695	0.1%	(903,704)	-7,118.6%

Loss before income tax benefit	(5,010,364)	-22.9%	(6,683,384)	-75.8%	1,673,020	-25.0%

Income tax benefit	(133,664)	-0.6%	(5,918)	-0.1%	(127,746)	2,158.6%

Net loss	(4,876,700)	-22.3%	(6,677,466)	-75.7%	1,800,766	-27.0%

Less: net loss attributable to non-controlling interest	(686,810)	-3.1%	-	-	(686,810)	-100.0%

Net loss attributable to HeartCore Enterprises, Inc.	$(4,189,890)	-19.2%	$(6,677,466)	-75.7%	$2,487,576	-37.3%

	For the Years Ended December 31,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%

Revenues
Revenues from on-premise software	$1,586,218	7.3%	$1,860,573	21.1%	$(274,355)	-14.7%
Revenues from maintenance and support services	2,646,148	12.1%	2,962,325	33.6%	(316,177)	-10.7%
Revenues from software as a service (“SaaS”)	635,927	2.9%	500,461	5.7%	135,466	27.1%
Revenues from software development and other miscellaneous services	1,980,979	9.1%	2,046,588	23.2%	(65,609)	-3.2%
Revenues from customized software development and services	8,784,239	40.2%	-	-	8,784,239	100.0%
Revenues from consulting services	6,212,319	28.4%	1,448,365	16.4%	4,763,954	328.9%
Total revenues	21,845,830	100.0%	8,818,312	100.0%	13,027,518	147.7%

Cost of revenues
Costs of on-premise software	1,485,769	10.8%	1,138,533	20.9%	347,236	30.5%
Costs of maintenance and support services	1,024,059	7.4%	1,159,418	21.2%	(135,359)	-11.7%
Costs of software as a service (“SaaS”)	366,277	2.7%	241,756	4.4%	124,521	51.5%
Costs of software development and other miscellaneous services	1,655,461	12.0%	2,003,127	36.6%	(347,666)	-17.4%
Costs of customized software development and services	7,219,892	52.4%	-	-	7,219,892	100.0%
Costs of consulting services	2,026,958	14.7%	924,183	16.9%	1,102,775	119.3%
Total cost of revenues	13,778,416	100%	5,467,017	100.0%	8,311,399	152.0%

Gross profit
On-premise software	100,449	1.3%	722,040	21.5%	(621,591)	-86.1%
Maintenance and support services	1,622,089	20.2%	1,802,907	53.8%	(180,818)	-10.0%
Software as a service (“SaaS”)	269,650	3.3%	258,705	7.7%	10,945	4.2%
Software development and other miscellaneous services	325,518	4.0%	43,461	1.3%	282,057	649.0%
Customized software development and services	1,564,347	19.4%	-	-	1,564,347	100.0%
Consulting services	4,185,361	51.8%	524,182	15.7%	3,661,179	698.5%
Total gross profit	$8,067,414	100.0%	$3,351,295	100.0%	$4,716,119	140.7%

Revenues

Our total revenues increased by $13,027,518, or 147.7%, to $21,845,830 for the year ended December 31, 2023 from $8,818,312 for the year ended December 31, 2022, mainly attributable to (i) the increased revenue of $4,763,954 from GO IPO consulting services as the Company obtained more IPO consulting customers in 2023 and received warrants from its customers as noncash consideration from consulting services; (ii) the increased revenue of $8,784,239 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; offset by (iii) the decrease of $274,355 in revenue from sales of on-premise software, primarily due to the weak performance of a significant distributor and approximately 8% depreciation of Yen in the current period; and (iv) the decrease of $316,177 in revenue from maintenance and support services, as some clients canceled their maintenance service contracts, and approximately 8% depreciation of Yen.

Cost of Revenues

Our total costs of revenues increased by $8,311,399, or 152.0%, to $13,778,416 for the year ended December 31, 2023 from $5,467,017 for the year ended December 31, 2022, in light of the increase in sales in GO IPO consulting services and customized software development and services, offset by the overall decrease in software development and other services, because the Company conducted several complex software development projects to meet customer requirements in 2022, while no such projects in 2023. The decrease was also caused by approximately 8% depreciation of Yen.

Gross Profit

Our total gross profit increased by $4,716,119, or 140.7%, to $8,067,414 for the year ended December 31, 2023 from $3,351,295 for the year ended December 31, 2022, mainly attributable to (i) an increased gross profit of $1,564,347 from customized software development and services as a result of acquisition of Sigmaways and its subsidiaries on February 1, 2023; (ii) an increased gross profit of $3,661,179 from GO IPO consulting services, as we recognized revenue from the warrants of the customers upon customers’ IPO effectiveness in current year, while no corresponding cost for such revenue recognized; offset by (iii) a decrease of $621,591 in sale of on-premises software due to lower volume in sale and higher costs to purchase valuable licenses in the current period.

For the reasons discussed above, our overall gross profit margin decreased by 1.1% to 36.9% for the year ended December 31, 2023 from 38.0% in the fiscal year 2022.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the fiscal years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023		2022		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	% of

Total revenues	$21,845,830	100.0%	$8,818,312	100.0%	$13,027,518	147.7%
Operating expenses:
Selling expenses	1,516,247	6.9%	2,826,615	32.0%	(1,310,368)	-46.4%
General and administrative expenses	9,651,381	44.2%	6,579,734	74.6%	3,071,647	46.7%
Research and development expenses	1,019,141	4.7%	641,025	7.3%	378,116	59.0%
Total operating expenses	$12,186,769	55.8%	$10,047,374	113.9%	$2,139,395	21.3%

Selling Expenses

Our selling expenses primarily include advertising expenses, sales commissions, sales promotion expenses, and stock-based compensation.

	For the Years Ended December 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of

Selling expenses
Advertising expenses	$832,491	54.9%	$1,902,942	67.3%	$(1,070,451)	-56.3%
Sales commissions	119,736	7.9%	122,797	4.3%	(3,061)	-2.5%
Sales promotion expenses	2,931	0.2%	16,017	0.6%	(13,086)	-81.7%
Stock-based compensation	561,089	37.0%	784,859	27.8%	(223,770)	-28.5%
Total selling expenses	$1,516,247	100.0%	$2,826,615	100.0%	$(1,310,368)	-46.4%

Our selling expenses decreased by $1,310,368, or 46.4%, to $1,516,247 for the year ended December 31, 2023 from $2,826,615 in the fiscal year 2022, primarily attributable to a decrease of $1,070,451 in advertising expenses, as the Company spent heavily on investor relations and public relations in the U.S. immediately after listing in Nasdaq in early 2022, and a decrease of $223,770 in stock-based compensation, as the Company granted stock options to certain sales staff in 2022, who were promoted to executive management in 2023, therefore the corresponding stock-based compensation was classified to general and administrative expenses.

As a percentage of revenues, our selling expenses accounted for 6.9% and 32.0% of our total revenues for the years ended December 31, 2023 and 2022, respectively.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare expenses, consulting and professional service fees, depreciation and amortization expenses, rent expense, office, utility and other expenses, travel and entertainment expenses, and stock-based compensation.

	For the Years Ended December 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of

General and administrative expenses
Salaries and welfare expenses	$4,532,749	47.0%	$2,924,547	44.4%	$1,608,202	55.0%
Consulting and professional service fees	1,520,176	15.8%	1,629,622	24.8%	(109,446)	-6.7%
Depreciation and amortization expenses	666,721	6.9%	76,924	1.2%	589,797	766.7%
Rent expense	302,844	3.1%	184,179	2.8%	118,665	64.4%
Office, utility and other expenses	1,505,981	15.6%	836,609	12.7%	669,372	80.0%
Travel and entertainment expenses	359,105	3.7%	299,655	4.6%	59,450	19.8%
Stock-based compensation	763,805	7.9%	628,198	9.5%	135,607	21.6%
Total general and administrative expenses	$9,651,381	100.0%	$6,579,734	100.0%	$3,071,647	46.7%

Our general and administrative expenses increased by $3,071,647 or 46.7%, to $9,651,381 for the year ended December 31, 2023 from $6,579,734 in the fiscal year 2022, primarily attributable to (i) an increase of $1,608,202 in salaries and welfare expenses due to increased remuneration for executive officers and additional staff employed by Sigmaways and its subsidiaries; (ii) an increase of $589,797 in depreciation and amortization expenses, an increase of 669,372 in office, utility and other expenses, and an increase of $118,665 in rent expense, mostly due to the acquisition of Sigmaways and its subsidiaries as well as the overall business expansion; and (iii) an increase of $135,607 in stock-based compensation, as certain sales staff were promoted to executive management, and their stock-based compensation was reclassified from selling expenses in 2022 to general and administrative expenses in 2023.

As a percentage of revenues, general and administrative expenses were 44.2% and 74.6% of our revenues for the fiscal years ended December 31, 2023 and 2022, respectively.

Research and Development Expenses

Our research and development expenses primarily consist of employee salaries and welfare expenses, outsourcing expenses, and stock-based compensation.

	For the Years Ended December 31,
	2023		2022		Variance
	Amount	% of	Amount	% of	Amount	% of

Research and development expenses
Salaries and welfare expenses	$-	-	$29,681	4.6%	$(29,681)	-100.0%
Outsourcing expenses	958,830	94.1%	601,583	93.9%	357,247	59.4%
Stock-based compensation	60,311	5.9%	9,761	1.5%	50,550	517.9%
Total research and development expenses	$1,019,141	100.0%	$641,025	100.0%	$378,116	59.0%

Our research and development expenses increased by $378,116 or 59.0%, to $1,019,141 in the fiscal year ended December 31, 2023 from $641,025 in the fiscal year ended December 31, 2022, primarily attributable to an increase of $357,247 in outsourcing expenses relating to the development of new CMS management screen features in the current period and additional R&D expenses incurred by Sigmaways to support its customized software development and services.

As a percentage of revenues, research and development expenses were 4.7% and 7.3% of our revenues for the fiscal years ended December 31, 2023 and 2022, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, interest income generated from bank deposits, interest expense for bank loans, bonds, and leases, government grants, other income, and other expenses. Total other expenses, net, increased by $903,704 or 7,118.6%, from other income, net, of $12,695 for the year ended December 31, 2022 to other expenses, net, of $891,009 for the year ended December 31, 2023, primarily attributable to an increase of $615,520 in loss on fair value changes in investments in marketable securities and an increase of $501,445 in loss on fair value changes in investment in warrants, offset by an increase of $309,015 in other income, primarily due to the penalty payment that we received from certain customers in the current period.

Income Tax Benefit

Income tax benefit was $133,664 for the year ended December 31, 2023, an increase of $127,746, or 2,158.6% from income tax benefit of $5,918 in the fiscal year 2022, primarily due to the increase in deferred income tax benefit brought by the amortization of intangible asset acquired as a result of Sigmaways during the current year.

Net Loss

As a result of the foregoing, we reported a net loss of $4,876,700 for the fiscal year ended December 31, 2023, representing a $1,800,766 or 27.0% decrease from a net loss of $6,677,466 for the fiscal year ended December 31, 2022.

Net Loss Attributable to Non-controlling Interest

We owned 51% equity ownership interest of Sigmaways and its subsidiaries as of December 31, 2023. Accordingly, we recorded net loss attributable to the non-controlling interest of $686,810 in the year ended December 31, 2023.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $4,189,890 for the fiscal year ended December 31, 2023, representing a $2,487,576 or 37.3% decrease from a net loss of $6,677,466 for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $1,012,479 in cash as compared to $7,177,326 as of December 31, 2022. We also had $2,623,682 in accounts receivable as of December 31, 2023. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers, as well as amounts billable to the customers for customized software development and services.

As of December 31, 2023, our working capital deficit was $1,016,662. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenues in the future, and our operating and capital expenditure commitments.

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table sets forth summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(4,331,209)	$(4,808,547)
Net cash used in investing activities	(1,780,952)	(12,200)
Net cash provided by financing activities	136,194	8,915,341
Effect of exchange rate changes	(188,880)	(54,107)
Net change in cash and cash equivalents	(6,164,847)	4,040,487
Cash and cash equivalents, beginning of the year	7,177,326	3,136,839
Cash and cash equivalents, end of the year	$1,012,479	$7,177,326

Operating Activities

Net cash used in operating activities was $4,331,209 for the year ended December 31, 2023, primarily consisting of the following:

●	Net loss of $4,876,700 for the fiscal year.
●	Warrants received as non-cash consideration of $3,763,621 as our IPO consulting customers completed the IPO during the current period.
●	An increase in accounts receivable of $338,312. The increase was primarily due to the increase in our sales generated by our newly acquired subsidiary, Sigmaways. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	A decrease of $327,877 in operating lease liabilities, due to the rent payment made.
●	Offset by stock-based compensation of $1,430,513, as we granted equity rewards to our employees and service providers in 2023.
●	Offset by a loss of $615,520 from the changes in fair value of investments in marketable securities.
●	Offset by a loss of $501,445 from the changes in fair value of investment in warrants.
●	Offset by depreciation and amortization expenses of $683,019, mainly because we acquired Sigmaways and its subsidiaries on February 1, 2023, and recognized amortization expense for the intangible asset identified through the acquisition.
●	Offset by an increase of $532,790 in accounts payable and accrued expenses as we incurred more operating expenses due to the expansion of our business.
●	Offset by an increase in deferred revenue of $553,130, due to the upfront payment received for IPO consulting services while most IPO customer were not declared IPO effective as of the balance sheet date.
●	Offset by non-cash lease expense of $346,070.

Net cash used in operating activities was $4,808,547 for the year ended December 31, 2022, primarily consisting of the following:

●	Net loss of $6,677,466 for the fiscal year.
●	A decrease of $283,921 in operating lease liabilities, due to the rent payment made.
●	Offset by non-cash lease expense of $273,836.
●	Offset by stock-based compensation of $1,519,743, as we granted equity rewards to our employees in 2022.
●	Offset by a decrease in accounts receivable of $296,835. The decrease was primarily due to the decrease in our sales in the current fiscal year. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	Offset by an increase in deferred revenue of $239,129. We request upfront payment for service provided over a period of time. The deferred revenue increased as a result of newly established consultant services in 2022.

Investing Activities

Net cash used in investing activities amounted to $1,780,952 for the year ended December 31, 2023, primarily consisted of (i) payment for acquisition of Sigmaways and its subsidiaries, net of cash acquired, of $724,910; (ii) advances on notes receivable of $600,000; and (iii) purchases of property and equipment of $526,260.

Net cash used in investing activities amounted to $12,200 for the year ended December 31, 2022, primarily consisted of the purchases of fixed assets of $57,071, offset by the repayment of $44,871 of loan provided to related party.

Financing Activities

Net cash provided by financing activities amounted to $136,194 for the fiscal year ended December 31, 2023, primarily consisted of proceeds of $710,107 from short-term and long-term debts, and net proceeds of $562,767 from factoring arrangement, offset by repayment of $711,395 for long-term debts, and repayment of 389,035 for insurance premium financing.

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

Contractual Obligations

Lease Commitment

The Company has entered into four leases for its office space, which were classified as operating leases. It has also entered into a lease for office equipment, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases.

As of December 31, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Leases	Operating Leases
2024	$18,819	$427,774
2025	18,555	404,244
2026	18,555	339,188
2027	18,555	292,720
2028	12,370	292,720
Thereafter	-	912,521
Total lease payments	86,854	2,669,167
Less: imputed interest	(2,630)	(137,472)
Total lease liabilities	84,224	2,531,695
Less: current portion	(17,445)	(396,535)
Non-current lease liabilities	$66,779	$2,135,160

Debts

The Company’s debts included short-term debt and long-term debts borrowed from banks and other financial institutions.

As of December 31, 2023, future minimum payments for long-term debts are as follows:

Loan
Year Ended December 31,	Payment
2024	$376,639
2025	442,568
2026	393,011
2027	421,900
2028	189,783
Thereafter	336,472
Total	$2,160,373

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

Although our company has been in existence for less than three years, our wholly owned operating subsidiary, HeartCore Co. operated throughout the pandemic and continues to operate after the pandemic. HeartCore Co.’s business is affected by a variety of external factors related to the pandemic and post-pandemic that are beyond our control. For existing customers, the pandemic had no impact on the use of our software; for new customers in the travel, hotel, airline, rail, and food service industries in the CX division, the pandemic resulted in a decrease in new orders. Although the effects of the pandemic are decreasing, we feel it will take additional time before the economy is fully normalized. In addition, the Japanese yen was weakening, so that sales in dollar terms in 2023 were slightly lower than in 2022.   Regarding the impact of the pandemic on the DX sector, demand for our DX software increased as large companies were forced to change their work patterns, forcing employees to work remotely. During 2022, we started the GO IPO business, which supports Japanese companies to list on Nasdaq and NYSE in the United States. As of December 31, 2023, we have entered into consulting agreements with eleven companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase one to four percent of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions in Japan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Our accounting policies are discussed in detail in the footnotes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023. However, we consider our critical accounting policies to be those related to revenue recognition and business combination.

Our critical accounting estimates include the estimates used in the purchase price allocation of the Company’s business combination.

Business Combination

We account for business combination using the acquisition method, which requires management to estimate the fair value of the tangible assets, liabilities, identifiable intangible asset and non-controlling interest, and to properly allocate purchase price consideration to the individual assets acquired, liabilities assumed and non-controlling interest. Goodwill is measured as the excess amount of consideration transferred. The allocation of the purchase price utilizes significant estimates and assumptions in determining the fair values of identifiable assets acquired, liabilities assumed and non-controlling interest, especially with respect to intangible asset acquired. These estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset and are reviewed by consulting with third-party valuation appraisers. The purchase price allocation for business acquisitions contains uncertainties because it requires management’s judgment.

The fair value of the intangible asset is estimated using the income approach using the multi-period excess earnings method. Management applies significant judgement related to this fair value method, which includes the selection of an expected EBITDA margin assumption for the forecast period, and discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The accounting for business combination is a critical accounting estimate because it requires estimates and judgement as to expectations for future cash flows of the Company; future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible asset, in determining the fair value for assets and liabilities.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the material weakness identified below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2023, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Sumitaka Yamamoto	58	Chairman of Board, Chief Executive Officer and President
Kimio Hosaka	55	Chief Operating Officer and Director
Prakash Sadasivam	50	Chief Strategy Officer and Director
Hidekazu Miyata	53	Chief Technical Officer
Qizhi Gao	42	Chief Financial Officer
Keisuke Kuno	48	CX Division Vice President
Ferdinand Groenewald	39	Director
Heather Neville	52	Director
Koji Sato	54	Director

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

Ferdinand Groenewald. Mr. Groenewald has been an independent member of our Board of Directors since January 24, 2022. From January 2022 to July 2022, Mr. Groenewald served as the Chief Accounting Officer of Sadot Group, Inc. (f/k/a Muscle Maker, Inc., a Nasdaq listed company). From September 2018 to January 2, 2022, Mr. Groenewald served as the Chief Financial Officer of Muscle Maker, Inc. From January 25, 2018 through May 29, 2018, Mr. Groenewald served as the Vice President of Finance, Principal Financial Officer and Principal Accounting Officer of Muscle Maker, Inc., Muscle Maker Development, LLC and Muscle Maker Corp., LLC. In addition, from October 2017 through May 29, 2018, he served as the controller of Muscle Maker, Inc. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. From July 2018 through August 2018, he served as senior financial reporting accountant of Wrinkle Gardner & Company, a full service tax, accounting and business consulting firm. From February 2017 to October 2017, Mr. Groenewald served as Senior Financial Accounting Consultant at Pharos Advisors, Inc. serving a broad range of industries. From November 2013 to February 2017, he served as a Senior Staff Accountant at Financial Consulting Strategies, LLC where he provided a broad range of accounting, financial reporting, and pre-auditing services to various industries. From August 2015 to December 2015, Mr. Groenewald served as a Financial Reporting Analyst at Valley National Bank. Mr. Groenewald holds a Bachelor of Science in accounting from the University of South Africa. Mr. Groenewald does not hold, and has not previously held, any directorships in any reporting companies.

Heather Neville. Ms. Neville, age 52, has served as Vice President of People Operations (Human Resources) at PlayStation since January 2021. From June 2019 to January 2021, she was Senior Director of People Operations (Human Resources) at StubHub, an eBay Inc. (Nasdaq: EBAY) company, and from 2018 to 2019, Ms. Neville served as Senior Director of Go-to-Market Operations at Adobe Inc. (Nasdaq: ADBE). Prior to that time, she served as Senior Director, North American Business Operations (2017-2018) and Senior Director, Head of HR operations & Chief of Staff (2015-2017) at eBay Inc. She also previously held various positions at Dell Inc. (NYSE: DELL). Ms. Neville earned a Bachelor of Arts from Ecole Superieure de Gestion in Paris, France, and a Master of Business Administration from Paris Graduate School of Management in Paris, France. We believe that Ms. Neville is qualified to serve on our Board of Directors due to her experience in business, financial and public company matters.

Koji Sato. Mr. Sato, age 54, is founder and Managing Partner of GIIP Global Advisory, Inc., a multi-country accounting and CFO service business. He has served as Managing Partner since its founding in 2009. Mr. Sato previously served as Senior Financial Officer and fund of funds manager for Japanese investors for AIFAM Inc. and as Senior Consultant at KPMG, LLP and PricewaterhouseCoopers Japan (Chuo-Aoyama Audit Corporation). Mr. Sato received a Masters in Business Administration from University of Southern California, Marshall School of Business, and a B.S. in Social Science from Hitotsubashi University in Tokyo, Japan. We believe that Mr. Sato is qualified to serve on our Board of Directors due to his experience in business, financial and accounting matters.

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

Controlled Company and Director Independence

The “controlled company” exception to Nasdaq Capital Market’s rules provide that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market’s corporate governance rules. Sumitaka Yamamoto, the Chairman of Board, Chief Executive Officer and President of the Company, beneficially owns 10,607,159 shares of our common stock, which represent approximately 50.9% of the voting power of our outstanding capital stock. As a result, the Company is a “controlled company” under Nasdaq Capital Market corporate governance standards. As a controlled company, the Company does not have to comply with certain corporate governance requirements under Nasdaq Capital Market rules, including the requirements that:

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

The Company’s Board of Directors has affirmatively determined that three of its six directors (Ferdinand Groenewald, Heather Neville, and Koji Sato) are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. Therefore, a majority of the members of the Board of Director consists of independent directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee, which consists of three independent directors: Ferdinand Groenewald, Heather Neville and Koji Sato. Mr. Groenewald is the chair of the audit committee. Mr. Groenewald qualifies as an “audit committee financial expert” under SEC rules. Our audit committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at www.heartcore.co.jp.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2023 were complied with by each person who at any time during the 2023 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following:

Mr. Sadasivam failed to file a Form 3 and Forms 4 for a series of related transactions on February 1, 2023, February 9, 2023, and March 22, 2023. Ms. Neville failed to file a Form 3 on May 30, 2023. Mr. Sato failed to file a Form 3 on September 29, 2023. All these transactions were timely reported by the Company on a Current Report on Form 8-K.

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

On June 1, 2023, the Company entered into a Director Agreement with Heather Neville, and this Director Agreement was converted into an Independent Director Agreement on November 1, 2023. On September 29, 2023 the Company entered into an Independent Director Agreement as well as an Indemnification Agreement with Koji Sato. Previously, Ferdinand Groenewald entered into an indemnification agreement with the Company. Each director agreement and indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our certificate of incorporation and bylaws against any and all expenses, judgments, fines, penalties and amounts paid in settlement of any claim. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our certificate of incorporation and bylaws.

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

ITEM 11. EXECUTIVE COMPENSATION

2023 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2023 and 2022 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sumitaka Yamamoto	2023	$525,102	—	—	$—	—	—	$—	$525,102
Chief Executive Officer	2022	$508,390	138,803	—	$—	—	—	$—	$647,193

Prakash Sadasivam	2023	$316,000	—	—	$—	—	—	$—	$316,000
Chief Strategy Officer and Director	2022	$—	—	—	$—	—	—	$—	$—

Kimio Hosaka	2023	$159,102	—	—	$—	—	—	$—	$159,102
Chief Operating Officer and Director	2022	$91,969	—	—	$—	—	—	$—	$91,969

Keisuke Kuno	2023	$145,831	—	—	$—	—	—	$—	$145,831
CX DIV. Vice President	2022	$103,535	—	—	$—	—	—	$—	$103,535

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

Employment Agreement with Prakash Sadasivam

On February 1, 2023, we entered into an Employment Agreement with Prakash Sadasivam whereby Mr. Sadasivam serves as our Chief Strategy Officer. Mr. Sadasivam’s annual salary is $96,000.

Provisions Applicable to All Employment Agreements

Each of the Employment Agreements as described above, has an initial term of one year, provided that the term of each agreement will automatically be extended for one or more additional terms of one year each unless either the Company or applicable executive provides notice to the other of their desire to not so renew the initial term or renewal term (as applicable) at least 30 days prior to the expiration of then-current initial term or renewal term (as applicable). Each of the agreements provide that the applicable executive’s employment with the Company shall be “at will,” meaning that either applicable executive or the Company may terminate the applicable executive’s employment at any time and for any reason, subject to the other provisions of the agreement.

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

Award Agreements

On February 9, 2022, each of the executives for whom an employment agreement was executed was issued a number of shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan. These awards were made pursuant to the form of restricted award agreement which is attached to the 2021 Equity Incentive Plan. Each of the award agreements provides that the shares vest 25% a year, on each annual anniversary of the date of the employment agreement, subject to earlier vesting and forfeiture as described in the employment agreements (as described above). In other words, the grants vest with respect to 25% of the shares on each of February 9, 2023, February 9, 2024, February 9, 2025 and February 9, 2026. The first 25% shares of restricted stock of 21,454 shares were issued on February 16, 2023, and the second 25% shares were issued on February 9, 2024.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the executive officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Of Stock that Have Not Vested (#)	Market Value Per Share Of Shares Or Units of Stock That Have Not Vested ($)
Sumitaka Yamamoto	-	-	$-	-	34,290	$0.638
Keisuke Kuno	37,500	37,500	$2.5	12/25/2031	9,819	$0.638
Kimio Hosaka	50,000	50,000	$2.5	12/25/2031	8,592	$0.638
Hidekazu Miyata	25,000	25,000	$2.5	12/25/2031	6,804	$0.638
Qizhi Gao	25,000	25,000	$2.5	12/25/2031	4,861	$0.638

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan, or other retirement benefits.

Potential Payments Upon Termination or Change in Control

As described under “ Employment Agreements” above, each of the executives with whom the Company has entered into employment agreements are entitled severance if their employment is terminated by the Company without “Cause” or is terminated by the applicable executive with “Good Reason”, in each case as described above.

Director Compensation

Other than as set forth in the table and described more fully below, we did not pay any compensation or make any equity awards or non-equity awards to any of our non-employee directors during fiscal year 2023. Directors may be reimbursed for travel and other expenses directly related to their activities as directors. Directors who also serve as employees receive no additional compensation for their service as directors. During fiscal year 2023, each of Sumitaka Yamamoto, our Chief Executive Officer, Kimio Hosaka, our Chief Operating Officer, and Prakash Sadasivam, our Chief Strategy Officer, was a member of our board of directors, as well as an employee, and received no additional compensation for their services as a director. See the section titled “Executive Compensation” for more information about the compensation for these individuals for fiscal year 2023.

The following table presents the total compensation for each person who served as a non-employee director of the Company during fiscal year 2023.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Takeshi Omoto	40,500	-	40,500
Yoshitomo Yamano	45,295	-	45,295
Yuki Tan	40,500	-	40,500
Yuta Katai	40,500	-	40,500
Ferdinand Groenewald	57,000	-	57,000
Heather Marie Neville	34,000	-	34,000
Koji Sato	13,794	-	13,794

Independent Director Agreements

On June 1, 2023, Heather Marie Neville entered into a Director Agreement, and on November 1, 2023, Ms. Neville entered into an Independent Director Agreement. On September 29, 2023, Koji Sato entered into an Independent Director Agreement. Previously, Ferdinand Groenewald entered into the Company’s form of Independent Director Agreement.

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

The Independent Director Agreements contain additional terms. During the term of the applicable director agreement, the Company will reimburse the applicable director for all reasonable out-of-pocket expenses incurred by the applicable director in attending any in-person meetings, provided that the applicable director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the applicable director in excess of $500) must be approved in advance by the Company.

Each of the agreements contains customary confidentiality provisions, and customary provisions related to Company ownership of intellectual property conceived or made by the applicable director in connection with the performance of their duties under the applicable agreement (i.e., a “work-made-for-hire” provision).

Each of the agreements provide that, during the term (which continues as long as the applicable director is serving as a director of the Company), the applicable director is be entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of the applicable director’s position with the Company in any capacity, in an amount not less than the highest amount available to any other director, and such coverage and protections, with respect to the various liabilities as to which the applicable director has been customarily indemnified prior to termination of employment, shall continue for at least six years following the end of the term. Any indemnification agreement entered into between the Company and the applicable director will continue in full force and effect in accordance with its terms following the termination of the applicable agreement.

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

2023 Equity Incentive Plan

On August 1, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Plan”). The shareholders approved the 2023 Plan at the Annual Shareholder’s meeting on September 29, 2023. The 2023 Plan provides for various stock-based incentive awards, including incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. The 2023 Plan highlights and the summary of the material features of the 2023 Plan appearing below are qualified in their entirety by reference to the copy of the 2023 Plan attached as Appendix I to the Proxy Statement filed with the SEC on August 18, 2023.

Highlights of the 2023 Plan are as follows:

●	The Board or a committee of the Board will administer the 2023 Plan.
●	The total number of shares of common stock authorized for issuance under the 2023 Plan is 2,000,000 shares, or approximately 9.60% of the common stock outstanding at the time of approval.
●	No non-employee director may be granted awards under the 2023 Plan during any calendar year if such awards would exceed a total value of $300,000 (calculated in accordance with the terms of the 2023 Plan).
●	The exercise price of options and SARs may not be less than the fair market value of the common stock on the date of grant.
●	In addition to other vesting requirements, the administrator may condition the vesting of awards on the achievement of specific performance targets.

Material Features of the 2023 Plan

Term

The 2023 Plan is effective August 1, 2023 and will terminate on August 1, 2033, unless the Board terminates it earlier.

Purpose

The purpose of the 2023 Plan is to provide a means through with the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders.

Administration

Pursuant to the terms of the 2023 Plan, the Board or a committee of the Board shall administer the 2023 Plan. The administrator will have the authority to, among other things, (i) determine fair market value under the 2023 Plan; (ii) select the service providers to whom awards may be granted; (iii) determine the number of shares to be covered by each award granted under the 2023 Plan; (iv) approve forms of award agreements for use under the 2023 Plan; (v) determine the terms and conditions, not inconsistent with the terms of the 2023 Plan, of any award, with such terms and conditions including, but not being limited to, the exercise price, the time or times when awards may be exercised (which may be based on performance criteria), any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any award or the shares relating thereto, based in each case on such factors as the administrator will determine; (vi) determine whether an award will be settled in shares, cash, other property or in any combination thereof; (vii) construe and interpret the terms of the 2023 Plan and awards granted pursuant to the 2023 Plan; (viii) prescribe, amend and rescind rules and regulations relating to the 2023 Plan, including rules and regulations relating to sub-plans; (ix) modify or amend awards; (x) correct any defect, supply any omission or reconcile any inconsistency in the 2023 Plan or any award agreement and make all other determinations and take such other actions with respect to the 2023 Plan or any award as the administrator may deem advisable to the extent not inconsistent with the provisions of the 2023 Plan or applicable law; and (xi) make all other determinations deemed necessary or advisable for administering the 2023 Plan.

The administrator will have the discretion to select particular performance targets in connection with awards under the 2023 Plan.

Eligibility

Employees, directors and consultants (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiaries will be eligible to receive awards under the 2023 Plan. ISOs may only be granted to employees.

Grants

The administrator may, from time to time, grant awards under the 2023 Plan to one or more eligible participants. All awards will vest and become exercisable in such manner and on such date or dates or upon such event or events as determined by the administrator and as set forth in any applicable award agreement, including, without limitation, attainment of performance targets, consistent with the terms of the 2023 Plan.

Maximum Shares Available

Subject to the provisions of the 2023 Plan, the maximum aggregate number of shares that may be subject to awards and sold under the 2023 Plan is 2,000,000. The shares may be authorized but unissued, or reacquired common stock. If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, or, with respect to restricted stock, RSUs, performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than options or SARs, the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2023 Plan (unless the 2023 Plan has terminated).

Adjustments

In the event that any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the Company’s common stock occurs, the administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2023 Plan, will adjust the number and class of shares of stock that may be delivered under the 2023 Plan and/or the number, class, and price of shares of stock covered by each outstanding award, and the numerical share limits provided in the 2023 Plan.

Stock Options

The administrator may grant options to purchase shares of common stock under the 2023 Plan to eligible participants for such numbers of shares and having such terms as the administrator designates and consistent with the 2023 Plan. However, ISOs may only be granted to employees of the Company or its subsidiaries. The administrator will also determine the type of option granted (e.g., ISO) or a combination of various types of options. Each option granted under the 2023 Plan will be evidenced by an award agreement.

The exercise price for an option may not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted; provided, however, that in the case of an ISO granted to an employee who, at the time of the grant, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any subsidiary, the exercise price will be no less than 110% of the fair market value on the grant date.

The term of each option will be stated in the applicable award agreement. In the case of an ISO, the term will be no more than 10 years from the date of grant. In the case of an ISO granted to a participant who, at the time the ISO is granted, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, the term of the ISO will be five years from the date of grant or such shorter term as may be provided in the award agreement.

Stock Appreciation Rights

The administrator may grant SARs under the 2023 Plan to eligible participants having such terms as the administrator designates and consistent with the 2023 Plan. Each SAR granted under the 2023 Plan will be evidenced by a SAR agreement. The exercise price for a SAR may not be less than 100% of the fair market value of the Company’s common stock on the date the SAR is granted.

Restricted Stock

The administrator may grant shares of restricted stock under the 2023 Plan to eligible participants in such amounts and upon such terms as the administrator determines and consistent with the 2023 Plan.

Except as provided in the 2023 Plan or as the administrator determines, shares of restricted stock may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction. The administrator, in its sole discretion, may impose such other restrictions on shares of restricted stock as it may deem advisable or appropriate. Except as otherwise provided in the 2023 Plan, shares of restricted stock will be released from escrow as soon as practicable after the last day of the period of restriction or at such other time as the administrator may determine. The administrator, in its discretion, may accelerate the time at which any restrictions will lapse or be removed.

During the period of restriction, grantees holding shares of restricted stock granted under the 2023 Plan may exercise full voting rights with respect to those shares, unless the administrator determines otherwise. During the period of restriction, grantees holding shares of restricted stock will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the administrator provides otherwise. If any such dividends or distributions are paid in shares of common stock, the shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid.

On the date set forth in the award agreement, the restricted stock for which restrictions have not lapsed will revert to the Company and again will become available for grant under the 2023 Plan.

Restricted Stock Units

The administrator may grant RSUs under the 2023 Plan to eligible participants in such amounts and upon such terms as the administrator determines and consistent with the 2023 Plan. The administrator will set vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of RSUs that will be paid out to the grantee. The administrator may set vesting criteria based upon the achievement of Company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), applicable federal or state securities laws, or any other basis determined by the administrator in its discretion.

Upon meeting the applicable vesting criteria, the grantee will be entitled to receive a payout as determined by the administrator or as set forth in the applicable award agreement. Notwithstanding the foregoing, at any time after the grant of RSUs, the administrator, in its sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout. Payment of earned RSUs will be made as soon as practicable after the date(s) determined by the administrator and set forth in the award agreement. The administrator, in its sole discretion, may settle earned RSUs in cash, shares of common stock, or a combination of both.

Grantees will have no voting rights with respect to shares of common stock represented by RSUs until the date of the issuance of such shares. However, the administrator, in its discretion, may provide in the applicable award agreement that the grantee will be entitled to dividend equivalent rights with respect to the payment of cash dividends on common stock during the period beginning on the date such award is granted and ending, with respect to each share subject to the award, on the earlier of the date the award is settled or the date on which it is terminated. Dividend equivalent rights, if any, shall be paid by crediting the grantee with a cash amount or with additional whole RSUs as of the date of payment of such cash dividends on common stock, as determined by the administrator. The number of additional RSUs (rounded to the nearest whole number), if any, to be credited shall be determined by dividing (a) the amount of cash dividends paid on the dividend payment date with respect to the number of shares of common stock represented by the RSUs previously credited to the grantee by (b) the fair market value per share of common stock on such date. Such cash amount or additional RSUs will be subject to the same terms and conditions and will be settled in the same manner and at the same time as the RSUs originally subject to the RSU award. In the event of a dividend or distribution paid in shares of common stock or other property or any other adjustment made upon a change in the capital structure of the Company as provided in the 2023 Plan, appropriate adjustments will be made in the grantee’s RSU award so that it represents the right to receive upon settlement any and all new, substituted or additional securities or other property (other than regular, periodic cash dividends) to which the grantee would be entitled by reason of the shares of common stock issuable upon settlement of the award, and all such new, substituted or additional securities or other property shall be immediately subject to the same vesting conditions as are applicable to the award.

On the date set forth in the award agreement, all unearned RSUs will be forfeited to the Company.

Performance Units and Performance Shares

Performance awards may be granted to eligible participants at any time and from time to time, as will be determined by the Administrator, in its sole discretion. Each performance unit will have an initial value that is established by the administrator on or before the date of grant. Each performance share will have an initial value equal to the fair market value of a share of common stock on the date of grant.

The administrator will set performance objectives or other vesting provisions in its discretion which, depending on the extent to which they are met, will determine the number or value of performance units/shares that will be paid out to the grantees. Each performance award will be evidenced by an award agreement that will specify the performance period, and such other terms and conditions as the administrator, in its sole discretion, will determine.

The administrator may set performance objectives based upon the achievement of Company-wide, divisional, business unit or individual goals (including, but not limited to, continued employment or service), applicable federal or state securities laws, or any other basis determined by the administrator in its discretion (“Performance Goals”). Performance Goals shall be established by the administrator on the basis of targets to be attained (“Performance Targets”) with respect to one or more measures of business or financial performance (each, a “Performance Measure”), subject to the terms of the 2023 Plan.

Performance Measures may be based upon one or more of the following, as determined by the administrator: (1) revenue; (2) sales; (3) expenses; (4) operating income; (5) gross margin; (6) operating margin; (7) earnings before any one or more of: stock-based compensation expense, interest, taxes, depreciation and amortization; (8) pre-tax profit; (9) net operating income; (10) net income; (11) economic value added; (12) free cash flow; (13) operating cash flow; (14) balance of cash, cash equivalents and marketable securities; (15) stock price; (16) earnings per share; (17) return on stockholder equity; (18) return on capital; (19) return on assets; (20) return on investment; (21) total stockholder return; (22) employee satisfaction; (23) employee retention; (24) market share; (25) customer satisfaction; (26) product development; (27) research and development expenses; (28) completion of an identified special project; and (29) completion of a joint venture or other corporate transaction.

After the applicable performance period has ended, the holder of performance units/shares will be entitled to receive a payout of the number of performance units/shares earned by the participant over the performance period, to be determined as a function of the extent to which the corresponding performance objectives or other vesting provisions have been achieved. After the grant of a performance unit/share, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance unit/share.

Payment of earned performance units or performance shares will be made as soon as practicable after the expiration of the applicable performance period. The administrator, in its sole discretion, may pay earned performance units/shares in the form of cash, in shares of common stock (which have an aggregate fair market value equal to the value of the earned performance units/shares at the close of the applicable performance period) or in a combination thereof.

On the date set forth in the award agreement, all unearned or unvested performance units or performance shares will be forfeited to the Company, and again will be available for grant under the 2023 Plan.

Restricted stock and RSUs granted to officers and employees may be granted with the intent that the award satisfy the “Performance-Based Exception” (any such award intended to satisfy the Performance-Based Exception, a “Qualified Performance-Based Award”). The grant, vesting, or payment of a Qualified Performance-Based Award may depend on the degree of achievement of one or more performance goals relative to a pre-established targeted level or levels using one or more performance targets as determined by the administrator (on an absolute or relative (including, without limitation, relative to the performance of one or more other companies or upon comparisons of any of the indicators of performance relative to one or more other companies) basis, any of which may also be expressed as a growth or decline measure relative to an amount or performance for a prior date or period) for the Company on a consolidated basis or for one or more of the Company’s subsidiaries, segments, divisions, or business or operational units, or any combination of the foregoing. The performance period applicable to any performance units or performance shares may not be less than three months nor more than 10 years. To satisfy the Performance-Based Exception, the performance measure(s) applicable to the Qualified Performance-Based Award and specific performance formula, goal or goals (“targets”) must be established and approved by the administrator during the first 90 days of the applicable performance period (and, in the case of performance periods of less than one year, in no event after 25% or more of the performance period has elapsed) and while performance relating to such target(s) remains substantially uncertain within the meaning of Section 162(m) of the Code.

Participants shall have no voting rights with respect to shares of common stock represented by performance share awards until the date of the issuance of such shares of common stock, if any. However, the administrator, in its discretion, may provide in the award agreement evidencing any performance share award that the participant shall be entitled to dividend equivalent rights with respect to the payment of cash dividends on common stock during the period beginning on the date the award is granted and ending, with respect to each share subject to the award, on the earlier of the date on which the performance shares are settled or the date on which they are forfeited. Such dividend equivalent rights, if any, shall be credited to the participant either in cash or in the form of additional whole performance shares as of the date of payment of such cash dividends on common stock, as determined by the administrator and as provided in the 2023 Plan. Dividend equivalent rights shall not be paid with respect to performance units.

Other Equity-Based Awards and Other Cash-Based Awards

The administrator may grant other equity-based awards and other cash-based awards under the 2023 Plan to eligible persons, pursuant to the terms of the 2023 Plan.

Amendment and Termination

The administrator may amend, alter, suspend or terminate the 2023 Plan. However, the Company will obtain stockholder approval of any amendment to the extent necessary and desirable to comply with applicable laws.

Federal Income Tax Effects of the 2023 Plan

The federal income tax consequences applicable to the Company in connection with ISOs, NQSOs, SARs, restricted stock, RSUs and performance awards are complex and depend, in large part, on the surrounding facts and circumstances. A participant should consult with his or her tax advisor regarding the taxation of awards under the Plan. Under current federal income tax laws, however, a participant will generally recognize income with respect to grants of stock options, SARs, restricted stock, RSUs and performance awards as described below.

Stock Options

Stock options may be granted in the form of ISOs or NQSOs. ISOs are eligible for favorable tax treatment under the Code. To meet the Code requirements, the maximum value of ISOs that first become exercisable in any one year (determined as of the dates of grants of the ISOs) is limited to $100,000. Under the Code, persons do not realize compensation income upon the grant of an ISO or NQSO. At the time of exercise of a NQSO, the holder realizes compensation income in the amount of the difference between the grant price and the fair market value of the Company stock on the date of exercise multiplied by the number of shares for which the option is exercised. At the time of exercise of an ISO, no compensation income, however, is recognized but the difference between the grant price and the fair market value of the Company’s common stock on the date of exercise multiplied by the number of shares for which the option is exercised is an item of tax preference which may require the payment of alternative minimum tax. The tax basis for determining capital gain or loss from the sale of stock acquired pursuant to a NQSO is the fair market value of the stock or the date of exercise. If the shares acquired on exercise of an ISO are held for at least two years after grant of the option and one year after exercise, the excess of the amount realized on sale over the exercise price is taxed as capital gains. If the shares acquired on exercise of an ISO are disposed of, including disposition by gift, within two years after grant or one year of exercise, the holder realizes compensation income equal to the excess of the fair market value of shares on the date of exercise over the option price. Additional amounts realized are taxed as capital gains. The Company generally is entitled to a deduction under the Code at the time and equal to the amount of compensation income realized by the holder of an option under the 2023 Plan.

Compensation income recognized by the exercise of NQSOs is subject to Federal Insurance Contributions Act (“FICA”) and Medicare taxes when the optionee is an employer and self-employment tax when the optionee is a director. Compensation income realized upon the premature disposition of stock acquired pursuant to an ISO is not subject to FICA and Medicare taxes.

SARs and RSUs

SARs are taxed on the date of exercise and RSUs are taxed on the date of vesting. A participant is taxed on the amount he or she is paid upon exercise of an SAR or vesting of an RSU. The Company accrues a corresponding deduction. The amount taxed is also subject to FICA and Medicare taxes in the case of an employee and self-employment tax in the case of a director.

Restricted Stock

Participants recognize as taxable income the fair market value of restricted stock on the date the restriction period ends. The amount taxed is subject to FICA and Medicare taxes in the case of an employee and self-employment tax in the case of a director. The Company is entitled to a corresponding tax deduction at the same time. Dividends paid during the restricted period are taxable compensation/income to the participant and are deductible by the Company. The value of the stock on the date the restriction period ends becomes the participant’s tax basis for determining subsequent capital gain or loss on the sale of the stock. A participant may elect to have the fair market value of restricted stock taxed to him or her at the time of grant. In this event, the participant recognizes no income when the restrictions lapse. The participant’s tax basis in the stock, for determining capital gain or loss upon the subsequent sale of the stock, is the fair market value of the stock on the date of grant. In this event, the Company accrues a tax deduction equal to the amount of income recognized by the participant on the grant date, and the participant does not accrue a tax deduction or benefit in the event the stock is subsequently forfeited.

Performance Awards

Cash payments pursuant to performance awards are taxable as compensatory income to a participant when it is paid and the Company accrues a corresponding income tax deduction in this amount. The amount taxed is subject to FICA and Medicare taxes.

Code Section 162(m)

Section 162(m) of the Code limits the deductibility by the Company of compensation paid to the CEO and the other four most highly compensated executives. Section 162(m) of the Code provides an exception to this deduction limitation for certain “qualified performance-based compensation.” Payments or grants under the 2023 Plan are intended to qualify as “qualified performance-based compensation” under the Code and applicable regulations.

Code Section 280G and 4999

A 20% excise tax is imposed under Code Section 4999 on participants who receive certain payments in connection with a change of control of the Company and the Company cannot deduct such payments. It is possible that the value of accelerated vesting and lapse of restrictions on 2023 Plan awards could constitute change of control payments and that (i) the value of the acceleration could be subject to the excise tax, (ii) this could cause other Company change of control payments to be subject to the tax, and (iii) in this event, the Company would not be able to deduct these items for income tax purposes.

New Plan Benefits

As of the Record Date, approximately 80 employees, five non-employee directors and nine consultants are eligible to participate in the 2023 Plan. The benefits or amounts that the Company’s Chief Executive Officer, the other named executive officers, other employees or non-employee directors may receive under the 2023 Plan are not determinable because all benefits or amounts are at the discretion of the administrator.

As of December 31, 2023, the Company has not granted any stock-based compensation awards to employees, including officers, or non-employee directors pursuant to the 2023 Plan.

2021 Equity Incentive Plan

Overview

The Board of Directors and stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. There were 4,330 shares available for award as of March 30, 2024 under the 2021 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,842,690 shares of our common stock issued and outstanding as of December 31, 2023. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o HeartCore Enterprises, Inc., 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Directors and Executive Officers:
Sumitaka Yamamoto	10,607,159	50.9%
Keisuke Kuno	92,430	*****
Kimio Hosaka	107,124	*****
Prakash Sadasivam	2,500,000	12.0%
Ferdinand Groenewald	-	-
Heather Marie Neville	-	-
Koji Sato	-	-
All executive officers and directors as a group (9 persons) (2)	13,400,381	64.3%

Other 5% Stockholders:
Daishin Yasui	2,325,425	11.2%

*	less than 1%.

(1)	The percentages in the table have been calculated based on 20,842,690 shares of our common stock outstanding on December 31, 2023. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2023. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes the directors and named executive officers listed above, as well as (i) 72,048 shares beneficially owned by Hidekazu Miyata, our Chief Technical Officer, and (ii) 21,620 shares beneficially owned by Qizhi Gao, our Chief Financial Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,395,670	1.65	2,004,330	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,395,670	1.65	2,004,330

(1) This represents shares of common stock issuable pursuant to the 2023 Plan and the 2021 Plan.

There were an aggregate 2,004,330 shares available for award under the 2021 and 2023 Plans as of December 31, 2023.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2023 and 2022, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

As of December 31, 2023 and 2022, the Company has a due to related party balance of $1,476 and $402, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $1,123. During the year ended December 31, 2022, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $575.

As of December 31, 2023 and 2022, the Company has a loan receivable balance of $227,704 and $294,919, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2023 and 2022, the Company received repayments of $45,404 and $44,871, respectively, from this related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which, it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

Director Independence

The Company’s Board of Directors has affirmatively determined that three of its six directors, Ferdinand Groenewald, Heather Neville, and Koji Sato are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. We are a “controlled company” under Nasdaq Capital Market rules and are not required to have a majority of independent directors on the Board. See “Management—Controlled Company and Director Independence” for additional information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2023 and 2022.

	Years Ended December 31,
	2023	2022
Audit Fees	$560,000	$560,000
Audit Related Fees	$60,000	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$620,000	$560,000

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

HEARTCORE ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HeartCore Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HeartCore Enterprises, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Tokyo, Japan
April 8, 2024

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,012,479	$7,177,326
Accounts receivable	2,623,682	551,064
Investments in marketable securities	642,348	-
Investment in equity securities	300,000	-
Prepaid expenses	536,865	538,230
Current portion of long-term note receivable	100,000	-
Due from related party	44,758	48,447
Other current assets	234,761	220,070
Total current assets	5,494,893	8,535,137

Non-current assets:
Property and equipment, net	763,730	203,627
Operating lease right-of-use assets	2,467,889	2,644,957
Intangible asset, net	4,515,625	-
Goodwill	3,276,441	-
Long-term investment in warrants	2,004,308	-
Long-term note receivable	200,000	-
Deferred tax assets	369,436	263,339
Security deposits	348,428	244,395
Long-term loan receivable from related party	182,946	246,472
Other non-current assets	71	661
Total non-current assets	14,128,874	3,603,451

Total assets	$19,623,767	$12,138,588

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,757,038	$497,742
Accrued payroll and other employee costs	723,305	360,222
Due to related party	1,476	402
Short-term debt	135,937	-
Current portion of long-term debts	371,783	697,877
Factoring liability	562,767	-
Operating lease liabilities, current	396,535	291,863
Finance lease liabilities, current	17,445	19,294
Income tax payables	162,689	2,747
Deferred revenue	2,166,175	1,724,519
Other current liabilities	216,405	53,027
Total current liabilities	6,511,555	3,647,693

Non-current liabilities:
Long-term debts	1,770,352	1,123,735
Operating lease liabilities, non-current	2,135,160	2,421,054
Finance lease liabilities, non-current	66,779	459
Deferred tax liabilities	1,264,375	-
Other non-current liabilities	208,732	138,018
Total non-current liabilities	5,445,398	3,683,266

Total liabilities	11,956,953	7,330,959

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 20,842,690 and 17,649,886 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	2,083	1,764
Additional paid-in capital	19,594,801	15,014,607
Accumulated deficit	(14,763,469)	(10,573,579)
Accumulated other comprehensive income	331,881	364,837
Total HeartCore Enterprises, Inc. shareholders’ equity	5,165,296	4,807,629
Non-controlling interest	2,501,518	-
Total shareholders’ equity	7,666,814	4,807,629

Total liabilities and shareholders’ equity	$19,623,767	$12,138,588

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
Revenues	$21,845,830	$8,818,312

Cost of revenues	13,778,416	5,467,017

Gross profit	8,067,414	3,351,295

Operating expenses:
Selling expenses	1,516,247	2,826,615
General and administrative expenses	9,651,381	6,579,734
Research and development expenses	1,019,141	641,025

Total operating expenses	12,186,769	10,047,374

Loss from operations	(4,119,355)	(6,696,079)

Other income (expenses):
Changes in fair value of investments in marketable securities	(615,520)	-
Changes in fair value of investment in warrants	(501,445)	-
Interest income	70,624	66,963
Interest expenses	(162,968)	(41,800)
Government grants	76,612	-
Other income	366,283	57,268
Other expenses	(124,595)	(69,736)
Total other income (expenses)	(891,009)	12,695

Loss before income tax benefit	(5,010,364)	(6,683,384)

Income tax benefit	(133,664)	(5,918)

Net loss	(4,876,700)	(6,677,466)

Less: net loss attributable to non-controlling interest	(686,810)	-

Net loss attributable to HeartCore Enterprises, Inc.	$(4,189,890)	$(6,677,466)

Other comprehensive income (loss):
Foreign currency translation adjustment	(34,628)	380,009

Total comprehensive loss	(4,911,328)	(6,297,457)
Less: comprehensive loss attributable to non-controlling interest	(688,482)	-
Comprehensive loss attributable to HeartCore Enterprises, Inc.	$(4,222,846)	$(6,297,457)

Net loss per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.21)	$(0.37)
Diluted	$(0.21)	$(0.37)
Weighted average common shares outstanding
Basic	20,404,642	17,922,585
Diluted	20,404,642	17,922,585

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Shares		Additional	Treasury Shares			Accumulated Other	Total HeartCore Enterprises, Inc. Shareholders’	Non-	Total Shareholders’
	Number of Shares	Amount	Paid-in Capital	Number of Shares	Amount	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)	controlling Interest	Equity (Deficit)
Balance, December 31, 2021	15,546,454	$1,554	$3,350,779	-	$-	$(3,896,113)	$(15,172)	$(558,952)	$-	$(558,952)
Net loss	-	-	-	-	-	(6,677,466)	-	(6,677,466)	-	(6,677,466)
Foreign currency translation adjustment	-	-	-	-	-	-	380,009	380,009	-	380,009
Issuance of common shares for cash	3,096,000	310	13,643,969	-	-	-	-	13,644,279	-	13,644,279
Issuance of common shares from exercise of share options	273,489	27	(11)	-	-	-	-	16	-	16
Stock-based compensation	83,333	8	1,519,735	-	-	-	-	1,519,743	-	1,519,743
Repurchase of common shares	-	-	-	(1,349,390)	(3,500,000)	-	-	(3,500,000)	-	(3,500,000)
Retirement of treasury shares	(1,349,390)	(135)	(3,499,865)	1,349,390	3,500,000	-	-	-	-	-
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	-	$-	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net loss	-	-	-	-	-	(4,189,890)	-	(4,189,890)	(686,810)	(4,876,700)
Foreign currency translation adjustment	-	-	-	-	-	-	(32,956)	(32,956)	(1,672)	(34,628)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	3,149,750	-	-	-	-	3,150,000	-	3,150,000
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	1,430,444	-	-	-	-	1,430,513	-	1,430,513
Balance, December 31, 2023	20,842,690	$2,083	$19,594,801	-	$-	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,876,700)	$(6,677,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	683,019	83,333
Gain on disposal of property and equipment	(4,514)	-
Amortization of debt issuance costs	3,733	4,546
Non-cash lease expense	346,070	273,836
Loss on termination of lease	76	-
Deferred income taxes	(291,596)	(1,610)
Stock-based compensation	1,430,513	1,519,743
Warrants received as noncash consideration	(3,763,621)	-
Changes in fair value of investments in marketable securities	615,520	-
Changes in fair value of investment in warrants	501,445	-

Changes in assets and liabilities:
Accounts receivable	(338,312)	296,835
Prepaid expenses	359,310	62,195
Other assets	(133,550)	(201,226)
Accounts payable and accrued expenses	532,790	(70,525)
Accrued payroll and other employee costs	152,101	149,617
Due to related party	1,123	(575)
Operating lease liabilities	(327,877)	(283,921)
Finance lease liabilities	-	(440)
Income tax payables	162,045	(6,915)
Deferred revenue	553,130	239,129
Other liabilities	64,086	(195,103)

Net cash flows used in operating activities	(4,331,209)	(4,808,547)

Cash flows from investing activities:
Purchases of property and equipment	(526,260)	(57,071)
Proceeds from disposal of property and equipment	24,814	-
Advances on notes receivable	(600,000)	-
Repayment of loan provided to related party	45,404	44,871
Payment for acquisition of subsidiary, net of cash acquired	(724,910)	-

Net cash flows used in investing activities	(1,780,952)	(12,200)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance cost	-	13,602,554
Proceeds from issuance of common shares prior to initial public offering	-	220,572
Repurchase of common shares	-	(3,500,000)
Payments for finance leases	(22,422)	(34,465)
Proceeds from short-term and long-term debts	710,107	258,087
Repayment of long-term debts	(711,395)	(810,750)
Repayment of insurance premium financing	(389,035)	(388,538)
Net proceeds from factoring arrangement	562,767	-
Payments for debt issuance costs	(13,828)	(1,630)
Payment for mandatorily redeemable financial interest	-	(430,489)

Net cash flows provided by financing activities	136,194	8,915,341

Effect of exchange rate changes	(188,880)	(54,107)

Net change in cash and cash equivalents	(6,164,847)	4,040,487

Cash and cash equivalents - beginning of the year	7,177,326	3,136,839

Cash and cash equivalents - end of the year	$1,012,479	$7,177,326

Supplemental cash flow disclosure:
Interest paid	$85,634	$41,848
Income taxes paid	$91,707	$3,013

Non-cash investing and financing transactions:
Payroll withheld as repayment of loan receivable from employees	$-	$12,034
Share repurchase liability settled by issuance of common shares	$-	$16
Deferred offering costs recognized against the proceeds from the offering	$-	$178,847
Insurance premium financing	$389,035	$388,538
Common shares issued for acquisition of subsidiary	$3,150,000	$-
Warrants converted to marketable securities	$1,257,868	$-
Finance lease right-of-use asset obtained in exchange for finance lease liability	$93,217	$-
Operating lease right-of-use asset obtained in exchange for operating lease liability	$317,040	$-
Remeasurement of operating lease liability and right-of-use asset due to lease modification	$30,186	$-
Note receivable converted to investment in equity securities	$300,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In November 2023, HeartCore Japan established a 51% owned subsidiary in Vietnam, HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), which is engaged in the business of providing software development and other services. HeartCore Luvina had no operation activities during the year ended December 31, 2023.

On November 17, 2023, HeartCore Japan and HeartCore Capital Advisors entered into a merger agreement to merge the two entities into one with HeartCore Japan being the surviving entity. On January 1, 2024, the merger was completed and HeartCore Capital Advisors transferred all of its assets and liabilities to HeartCore Japan. The merger has been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled the two entities before and after the transaction.

HeartCore USA, HeartCore Japan, Sigmaways, Sigmaways B.V., Sigmaways Technologies, HeartCore Financial, HeartCore Capital Advisors and HeartCore Luvina are hereafter referred to as the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Non-controlling Interest

The portion of the income applicable to the non-controlling interest in subsidiaries is separately reflected in the consolidated statements of operations and comprehensive loss.

Use of Estimates

In preparing the consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for credit losses, useful lives of property and equipment and intangible asset, the impairment of long-lived assets and goodwill, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations, valuation of investment in warrants, revenue recognition and purchase price allocation with respect to business combination. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks that are unrestricted as to withdrawal or use.

Accounts Receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for credit losses. The Company adopted the Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2023. The allowance for credit losses reflects the Company’s current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable balances are written off after all collection efforts have ceased. The allowance is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and credit losses.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line and declining methods over the estimated useful lives, as more details follow:

	Depreciation Method	Useful Life
Leasehold improvements	Straight-line method	Shorter of estimated useful life or lease term
Machinery and equipment	Straight-line or declining balance method	2 – 19 years
Vehicle	Straight-line method	5 years
Software	Straight-line method	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful lives of the assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive loss.

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

	December 31, 2023	December 31, 2022
Beginning balance	$138,018	$155,666
Liabilities incurred	83,821	-
Accretion expense	428	459
Foreign currency translation adjustment	(13,535)	(18,107)
Ending balance	$208,732	$138,018

Lease – Lessee

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

The Company leases office facilities, which are classified as operating leases and leases office equipment and vehicles, which are classified as finance leases in accordance with ASC Topic 842, “Leases”. Under ASC Topic 842, lessees are required to recognize the following for all leases on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current, and finance leases are included in property and equipment, net, finance lease liabilities, current, and finance lease liabilities, non-current in the consolidated balance sheets.

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

In the years ended December 31, 2023 and 2022, software development costs expensed as incurred amounted to $1,019,141 and $641,025, respectively. These software development costs were included in the research and development expenses.

Investment in Warrants

Investment in warrants represents stock warrants of its consulting service customers. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investment in warrants is classified as long-term if the warrants are exercisable over one year after the date of receipt.

Investments in Marketable Securities

Investments in marketable securities represent equity securities registered for public sale with readily determinable fair value. The marketable securities as of December 31, 2023 were obtained through exercise of stock warrants of its consulting service customers and measured at fair value with changes in fair value recognized in other income (expenses).

Investment in Equity Securities

Investment in equity securities represents investment in a privately held entity that does not have a readily determinable fair value or report net asset value. Investment in equity securities is accounted for using a measurement alternative, under which this investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in other income (expenses). Investment in equity securities is classified as current asset if the Company plans to dispose of the investment within one year from the date of receipt.

Intangible Asset, Net

Intangible asset represents the customer relationship acquired from business acquisition of Sigmaways and its subsidiaries. The acquired intangible asset is recognized and measured at fair value at the time of acquisition and is amortized on a straight-line basis over the estimated economic useful life of the respective asset. The estimated useful life of the customer relationship is 8 years.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, operating lease right-of-use assets and intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the years ended December 31, 2023 and 2022.

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

Foreign Currency Translation

The functional currency of HeartCore Japan and HeartCore Capital Advisors is the Japanese Yen (“JPY”). The functional currency of HeartCore USA, HeartCore Financial and Sigmaways is the United States Dollar (“US$”). The functional currency of Sigmaways B.V. is the Euro (“EUR”). The functional currency of Sigmaways Technologies is the Canada Dollar (“CAD”). The functional currency of HeartCore Luvina is the Vietnam Dong (“VND”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive loss.

The reporting currency of the Company is the US$, and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the consolidated statements of changes in shareholders’ equity (deficit).

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2023	December 31, 2022
Current JPY: US$1 exchange rate	141.83	131.03
Average JPY: US$1 exchange rate	139.81	129.68
Current EUR: US$1 exchange rate	0.91	-
Average EUR: US$1 exchange rate	0.92	-
Current CAD: US$1 exchange rate	1.34	-
Average CAD: US$1 exchange rate	1.35	-
Current VND: US$1 exchange rate	24,264.20	-
Average VND: US$1 exchange rate	23,825.87	-

Revenue Recognition

The Company recognizes revenues under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps : (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenues amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales are calculated at 10% of gross sales in Japan and Vietnam, 5% of gross sales in Canada, 21% of gross sales in Netherlands and nil of gross sales in the United States.

The Company currently generates its revenues from the following main sources:

Revenues from On-premise Software

Licenses for on-premise software provide the customers with a right to use the software as it exists when made available to the customers. The Company provides on-premise software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenues from on-premise licenses are recognized upfront at the point in time when the software is made available to the customers. Licenses for on-premise software are typically sold to the customers with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling prices (“SSP”) of on-premise software and maintenance and support service. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premise software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

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

Revenues from Software as a Service (“SaaS”)

The Company’s software is available for use as hosted application arrangements under subscription fee agreements without licensing the rights of the software to the customers. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company’s solution is made available to the customers. The subscription contracts are generally one year or less in length.

Revenues from Software Development and other Miscellaneous Services

The Company provides customers with software development and support services pursuant to their specific requirements, which primarily compose of consulting, integration, training, custom application, and workflow development. The Company also provides other miscellaneous services, such as 3D Space photography. The Company generally recognizes revenues at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

Revenues from Customized Software Development and Services

The Company’s customized software development and services revenues primarily include revenues from providing software development solutions and other support services to its customers. The contract pricing is at stated billing rates per hour. These contracts are generally short-term in nature and not longer than one year in duration. For services provided under the contracts that result in the transfer of control over time, the underlying deliverable in the contracts is owned and controlled by the customers and does not create an asset with an alternative use to the Company. The Company recognizes revenues on rate per hour contracts based on the amount billable to the customers, as the Company has the right to invoice the customers in an amount that directly corresponds with the value to the customers of the Company’s performance to date.

Revenues from Consulting Services

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting service contracts normally include both cash and noncash considerations. Cash consideration is paid in installment payments and is recognized in revenues over the period of the contract by reference to progress toward complete satisfaction of that performance obligation. Noncash consideration is in the form of warrants of the customers and is measured at fair value at contract inception. Noncash consideration that is variable for reasons other than only the form of the consideration is included in the transaction price, but is subject to the constraint on variable consideration. The Company assesses the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Only when the significant revenues reversal is concluded probable of not occurring can variable consideration be included in revenues. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the variable noncash consideration is recognized in revenues until the underlying uncertainties have been resolved.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the years ended December 31, 2023 and 2022 that were included in the opening deferred revenue balance was approximately $1.6 million and $1.5 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by product/service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the years ended December 31, 2023 and 2022 is as following:

	For the Years Ended
	December 31,
	2023	2022
Revenues from on-premise software	$1,586,218	$1,860,573
Revenues from maintenance and support services	2,646,148	2,962,325
Revenues from software as a service (“SaaS”)	635,927	500,461
Revenues from software development and other miscellaneous services	1,980,979	2,046,588
Revenues from customized software development and services	8,784,239	-
Revenues from consulting services	6,212,319	1,448,365
Total revenues	$21,845,830	$8,818,312

The Company’s disaggregation of revenues by product/service is as following:

	For the Years Ended
	December 31,
	2023	2022
Revenues from customer experience management platform	$5,602,473	$5,954,538
Revenues from process mining	399,300	499,724
Revenues from robotic process automation	325,986	394,829
Revenues from task mining	376,682	337,950
Revenues from customized software development and services	8,784,239	-
Revenues from consulting services	6,212,319	1,448,365
Revenues from others	144,831	182,906
Total revenues	$21,845,830	$8,818,312

As of December 31, 2023 and 2022, and for the years then ended, substantially all of the long-lived assets (excluding intangible asset) and the majority of revenues generated are attributed to the Company’s operation in Japan.

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

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products/services, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC Topic 720-35, “Advertising Costs”. The advertising expenses were $832,491 and $1,902,942 for the years ended December 31, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable, note receivable and other receivable. The Company usually does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the year ended December 31, 2023, customer A, B and C represent 15.1%, 10.4% and 10.1%, respectively, of the Company’s total revenues. For the year ended December 31, 2022, no customer accounts for more than 10% of the Company’s total revenues.

For the year ended December 31, 2023, no vendor accounts for more than 10% of the Company’s total purchases. For the year ended December 31, 2022, vendor A, B and C represent 37.5%, 23.6% and 20.9%, respectively, of the Company’s total purchases.

Segment Reporting

ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined the Company’s operations constitute a single reportable segment in accordance with ASC Topic 280.

Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated statements of changes in shareholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation.

Loss Per Share

The Company computes basic and diluted loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during the reporting period. Common share equivalents are not included in the calculation of diluted loss per share if their effect would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations and comprehensive loss based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

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

Related Parties and Transactions

The Company identifies related parties, and accounts for and discloses related party transactions in accordance with ASC Topic 850, “Related Party Disclosures” and other relevant ASC standards.

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

Income Taxes

Income taxes are accounted for using an asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expenses and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

In a business combination achieved in stages, the Company remeasures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition-date fair value and the remeasurement gain or loss, if any, is recognized in the consolidated statements of operations and comprehensive loss.

Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures”, and generally are determined using Level 2 inputs and Level 3 inputs. The determination of fair value involves the use of significant judgments and estimates. The Company utilizes the assistance of a third-party valuation appraiser to determine the fair value as of the date of acquisition.

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

As of December 31, 2023 and 2022, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets measured at fair value on a recurring basis as of December 31, 2023 are summarized below (also see NOTE 6).

Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Investments in marketable securities	642,348	-	-	642,348
Long-term investment in warrants	-	-	2,004,308	2,004,308

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 was further amended in November 2020 by ASU No. 2020-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). As a result, ASC Topic 326, “Financial Instruments – Credit Losses” is effective for public companies for annual reporting periods, and interim periods within those years beginning after December 15, 2020. For all other entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As the Company is an “emerging growth company” and elects to apply for the new and revised accounting standards at the effective date for a private company, the Company adopted ASU No. 2016-13 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. This ASU is expected to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for public companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. The Company elected to adopt ASU No. 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU No. 2023-09 is effective for public companies for annual reporting periods beginning after December 15, 2024, on a prospective basis. For all other entities, it is effective for annual reporting periods beginning after December 15, 2025, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2023	December 31, 2022
Accounts receivable – non-factored	$2,060,915	$551,064
Accounts receivable – factored with recourse	562,767	-
Accounts receivable, gross	2,623,682	551,064
Less: allowance for credit losses	-	-
Accounts receivable	$2,623,682	$551,064

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2023	December 31, 2022
Prepayments to software vendors	$199,376	$162,046
Prepaid marketing and consulting fees	92,546	99,770
Prepaid subscription fees	95,971	113,685
Prepaid insurance premium	72,668	66,023
Others	76,304	96,706
Total	$536,865	$538,230

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2023 and 2022, the Company has a due to related party balance of $1,476 and $402, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $1,123. During the year ended December 31, 2022, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $575.

As of December 31, 2023 and 2022, the Company has a loan receivable balance of $227,704 and $294,919, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2023 and 2022, the Company received repayments of $45,404 and $44,871, respectively, from this related party.

During the period from January 1, 2022 through January 13, 2022, the Company completed a private placement, in which, it issued 30,000 shares of common shares at a purchase price of $2.50 per share to the officers of the Company for an aggregate amount of $75,000.

NOTE 6 – INVESTMENTS

Investment in Equity Securities

On May 2, 2023, the Company purchased a $300,000 promissory note from a non-related company. The note bears an interest rate of 8% per annum and matures on the earlier of 1) the date of the closing of capital-raising transactions in the amount of $300,000 or more consummated by the promissory note issuer, 2) the date on which the promissory note issuer completes its initial public offering (“IPO”) on the Nasdaq Capital Market or New York Stock Exchange, or 3) 180 days following the note issuance. The interest rate would be 12% per annum for any amount that is unpaid when due. On July 27, 2023, the Company entered into a note exchange agreement with the promissory note issuer to convert all of the promissory note principal amount and accrued interest into 600,000 shares of common shares of the promissory note issuer. The Company plans to dispose of the common shares after the promissory note issuer completes its IPO, which is expected to occur within a year.

Investment in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are initially measured at fair value at contract inception using the Black-Scholes model and binomial model with the assistance of a third-party valuation appraiser. The following table summarizes the inputs to the models used to estimate the fair value of the warrants received and recognized as consulting services revenues for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Stock price	$3.38 – 439.99	-
Exercise price	$0.01	-
Expected volatility	52.57% – 96.30%	-
Time to maturity (in years)	10	-
Risk-free interest rate	3.52% – 4.12%	-

The Company’s investment in warrants is measured on a recurring basis and carried on the balance sheets at an estimated fair value at the end of the year. The valuation of investment in warrants is determined using the Black-Scholes model. The following table summarizes the inputs to the model used to estimate the fair value of the investment in warrants as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Stock price	$496	-
Exercise price	$0.01	-
Expected volatility	48.52%	-
Time to maturity (in years)	9.25	-
Risk-free interest rate	3.88%	-

The following table summarizes the Company’s investment in warrants activities for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Fair value of investment in warrants at beginning of the year	$-	$-
Warrants received as noncash consideration	3,763,621	-
Changes in fair value of investment in warrants	(501,445)	-
Warrants converted to marketable securities	(1,257,868)	-
Fair value of investment in warrants at end of the year	$2,004,308	$-

Investments in Marketable Securities

The Company’s investments in marketable securities represent stocks received upon the exercise of warrants described above. They are registered for public sale with readily determinable fair values, and are measured at quoted prices on a recurring basis at the end of the year. The following table summarizes the Company’s investments in marketable securities activities for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Fair value of investments in marketable securities at beginning of the year	$-	$-
Warrants converted to marketable securities	1,257,868	-
Changes in fair value of investments in marketable securities	(615,520)	-
Marketable securities sold	-	-
Fair value of investments in marketable securities at end of the year	$642,348	$-

NOTE 7 – LONG-TERM NOTE RECEIVABLE

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

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Leasehold improvements	$496,810	$298,637
Machinery and equipment	706,145	316,827
Vehicle	89,859	106,490
Software	150,633	163,049
Subtotal	1,443,447	885,003
Less: accumulated depreciation	(679,717)	(681,376)
Property and equipment, net	$763,730	$203,627

Depreciation expenses are $98,644 and $83,333 for the years ended December 31, 2023 and 2022, respectively.

NOTE 9 – INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	December 31, 2023	December 31, 2022
Customer relationship	$5,100,000	$-
Less: accumulated amortization	(584,375)	-
Intangible asset, net	$4,515,625	$-

Amortization expenses are $584,375 and nil for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the future estimated amortization cost for intangible asset is as follows:

Estimated
Year Ended December 31,	Amortization
2024	$637,500
2025	637,500
2026	637,500
2027	637,500
2028	637,500
Thereafter	1,328,125
Total	$4,515,625

NOTE 10 – LEASES

The Company has entered into four leases for its office space, which were classified as operating leases. It has also entered into a lease for office equipment, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $85,613 and $18,335 are included in property and equipment, net as of December 31, 2023 and 2022, respectively.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which are recognized on a straight-line basis over the expected life of the leased assets, and interest expenses, which are recognized following an effective interest rate method. Leases with initial term of twelve months or less are not recorded in the consolidated balance sheets.

The components of lease costs are as follows:

	For the Years Ended December 31,
	2023	2022
Finance lease costs
Amortization of right-of-use assets	$19,699	$32,211
Interest on lease liabilities	388	440
Total finance lease costs	20,087	32,651
Operating lease costs	388,633	312,356
Short-term lease costs	51,582	-
Total lease costs	$460,302	$345,007

The following table presents supplemental information related to the Company’s leases:

	For the Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$388	$440
Operating cash flows from operating leases	361,929	322,200
Financing cash flows from finance leases	22,422	34,465
Finance lease right-of-use asset obtained in exchange for finance lease liability	93,217	-
Operating lease right-of-use asset obtained in exchange for operating lease liability	317,040	-
Remeasurement of operating lease liability and right-of-use asset due to lease modification	30,186	-

Weighted average remaining lease term (years)
Finance leases	4.7	0.8
Operating leases	7.5	9.1

Weighted-average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.34%	1.32%

As of December 31, 2023, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
2024	$18,819	$427,774
2025	18,555	404,244
2026	18,555	339,188
2027	18,555	292,720
2028	12,370	292,720
Thereafter	-	912,521
Total lease payments	86,854	2,669,167
Less: imputed interest	(2,630)	(137,472)
Total lease liabilities	84,224	2,531,695
Less: current portion	(17,445)	(396,535)
Non-current lease liabilities	$66,779	$2,135,160

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amount to $348,428 and $244,395 as of December 31, 2023 and 2022, respectively.

NOTE 11 – FACTORING LIABILITY

Sigmaways, the subsidiary acquired by the Company in February 2023, entered into a Factoring and Security Agreement (the “Factoring Agreement”) with The Southern Bank Company, an unrelated factor (the “Factor”), in 2017, for the purpose of factoring certain accounts receivable. Under the terms of the Factoring Agreement, the Company may offer for sale, and the Factor may purchase in its sole discretion, certain accounts receivable of the Company (the “Purchased Receivable”). The Factoring Agreement provided for a maximum of $850,000 in Purchased Receivable.

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

As of December 31, 2023, there was $562,767 borrowed and outstanding under the Factoring Agreement. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the year ended December 31, 2023, the Company recorded $67,257 in interest expenses related to the Factoring Agreement.

NOTE 12 – INSURANCE PREMIUM FINANCING

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

As of December 31, 2023 and 2022, the balance of the insurance premium financing was nil. During the years ended December 31, 2023 and 2022, the Company recorded $29,171 and $21,277, respectively, in interest expenses related to the insurance premium financing.

NOTE 13 – DEBTS

Short-term Debt

The Company’s short-term debt represents a loan borrowed from a financial institution as follows:

Name of Financial Institution	Original Amount Borrowed	Loan Duration	Annual Interest Rate	Balance as of December 31, 2023	Balance as of December 31, 2022
Biz Forward Co., Ltd.	JPY19,280,001	12/26/2023 – 1/31/2024	36.840%	$135,937	$-

The loan is secured by accounts receivable of HeartCore Japan in the amount of JPY23,882,562.

Long-term Debts

The Company’s long-term debts include bond payable and loans borrowed from banks and financial institutions, which consist of the following:

Name of Banks/Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of December 31, 2023	Balance as of December 31, 2022
Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(a)(c)	1/10/2019 – 1/10/2024	0.430%	$70,507	$228,956
Loans with banks and financial institutions
Resona Bank, Limited	JPY50,000,000	(a)(b)	12/29/2017 – 12/29/2024	0.675%	54,678	113,677
Resona Bank, Limited	JPY10,000,000	(a)(b)	9/30/2020 – 9/30/2027	1.000%	38,624	52,705
Resona Bank, Limited	JPY40,000,000	(a)(b)	9/30/2020 – 9/30/2027	1.000%	154,495	210,822
Resona Bank, Limited	JPY20,000,000	(a)(b)	11/13/2020 – 10/31/2027	1.600%	78,925	107,227
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(a)	12/28/2018 – 6/30/2024	1.475%	11,612	165,237
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(a)(b)	12/30/2019 – 12/30/2026	1.975%	31,072	44,532
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(a)(b)	10/4/2023 – 9/30/2028	0.600%	68,152	-
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(a)(b)	10/4/2023 – 9/30/2028	0.000%	68,152	-
The Shoko Chukin Bank, Ltd.	JPY30,000,000		9/28/2018 – 8/31/2023	1.200%	-	34,343
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	183,319	253,377
The Shoko Chukin Bank, Ltd.	JPY30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	197,137	-
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	327,152	442,036
Higashi-Nippon Bank	JPY30,000,000	(a)	3/31/2022 – 3/31/2025	1.400%	93,070	177,669
Higashi-Nippon Bank	JPY30,000,000	(a)(b)	10/11/2023 – 9/30/2028	1.450%	204,471	-
First Home Bank	$350,000	(d)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	229,007	-
U.S. Small Business Administration	$350,000	(d)	5/30/2020 – 5/30/2050	3.750%	350,000	-
Aggregate outstanding principal balances					2,160,373	1,830,581
Less: unamortized debt issuance costs					(18,238)	(8,969)
Less: current portion					(371,783)	(697,877)
Non-current portion					$1,770,352	$1,123,735

(a)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(c)	The bond is guaranteed by Resona Bank, Limited.
(d)	These debts are guaranteed by Prakash Sadasivam, CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expense for short-term debt and long-term debts was $5,150 and $61,390, respectively, for the year ended December 31, 2023. Interest expense for short-term debt and long-term debts was nil and $20,523, respectively, for the year ended December 31, 2022.

During the year ended December 31, 2023, the Company entered into amended loan agreements with banks and a financial institution for certain debts. The amended terms mainly include changes of installment payment amount and maturity date. The Company analyzed the amendments under ASC Topic 470 and concluded that the amended debts are not considered substantially different and the transactions are accounted for as debt modifications with no gain or loss recognized.

As of December 31, 2023, future minimum payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
2024	$376,639
2025	442,568
2026	393,011
2027	421,900
2028	189,783
Thereafter	336,472
Total	$2,160,373

NOTE 14 – INCOME TAXES

United States

HeartCore USA, Sigmaways and HeartCore Financial, incorporated in the United States, are subject to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Netherlands

Sigmaways B.V. is a company incorporated in Netherlands in November 2019. The first EUR200,000 of taxable income is subject to a statutory tax rate of 19% and the remaining taxable income is subject to a statutory tax rate of 25.80%.

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

Vietnam

HeartCore Luvina is a company incorporated in Vietnam in November 2023. It is subject to standard income tax rate at 20% with respect to the taxable income.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, the Company’s income tax benefit is as follows:

	For the Years Ended December 31,
	2023	2022
Current	$157,932	$2,776
Deferred	(291,596)	(8,694)
Income tax benefit	$(133,664)	$(5,918)

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations and comprehensive loss to the Japanese statutory tax rate for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Japanese statutory tax rate	34.59%	34.59%
Effect of income tax difference under different tax jurisdictions	(15.14)%	(8.45)%
Effect of change in income tax rate for deferred tax assets	0.00%	(2.36)%
Effect of expenses not deductible for tax purpose	(6.74)%	(4.98)%
Change in valuation allowance	(9.64)%	(19.25)%
Other adjustments	(0.40)%	0.54%
Effective income tax rate	2.67%	0.09%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2023 and 2022 are presented below:

	December 31, 2023	December 31, 2022
Deferred tax assets
Revenue adjustments	$320,773	$72,149
Expense adjustments	163,219	122,044
Research and development – costs capitalized for tax purposes	4,241	55,866
Lease liabilities	901,690	945,230
Asset retirement obligations	72,200	47,741
Fair value change on investment securities	307,709	-
Net operating losses carried forward	2,547,886	2,481,989
Total deferred tax assets, gross	4,317,718	3,725,019
Less: valuation allowance	(3,020,512)	(2,511,846)
Total deferred tax assets, net	$1,297,206	$1,213,173

Deferred tax liabilities
Right-of-use assets	$(880,157)	$(921,233)
Asset retirement costs	(47,613)	(28,601)
Intangible asset acquired through business combination	(1,264,375)	-
Total deferred tax liabilities	$(2,192,145)	$(949,834)

Deferred tax assets, net	$369,436	$263,339
Deferred tax liabilities, net	$(1,264,375)	$-

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

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2023 and 2022, the management considered the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest or penalties tax for the years ended December 31, 2023 and 2022. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits in the next twelve months from December 31, 2023. The Company’s Japan subsidiaries income tax returns filed for the tax years ending from May 31, 2019 through December 31, 2023 are subject to examination by the relevant taxing authorities. The Company files income tax returns in the U.S. federal and state jurisdictions. The tax years ending from December 31, 2021 through December 31, 2023 generally remain subject to examination by the Internal Revenue Service and various state taxing authorities. The Company is not currently under examination in any jurisdictions.

NOTE 15 – STOCK-BASED COMPENSATION

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

The following table summarizes the Company’s stock option activity for the stock options issued in 2016 for the year ended December 31, 2022:

Number of Stock Options
Issued and unvested as of January 1, 2022	183
Vested and exercised	183
Issued and unvested as of December 31, 2022	-

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

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (the “2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance. No shares were issued pursuant to the 2023 Plan as of December 31, 2023.

The following table summarizes the stock options activity and related information for the years ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2022	1,534,500	$2.50	9.99	$-
Granted	16,500	2.54	4.33	-
Exercised	-	-	-	-
Forfeited	(84,500)	2.50	-	-
As of December 31, 2022	1,466,500	$2.50	8.94	$-
Granted	102,000	1.17	9.11	-
Exercised	-	-	-	-
Forfeited	(21,500)	2.54	-	-
As of December 31, 2023	1,547,000	$2.41	8.01	$-
Vested and exercisable as of December 31, 2023	779,750	$2.41	7.96	$-

The Company calculated the fair value of options granted in the years ended December 31, 2023 and 2022 using the Black-Scholes model. The following table summarizes the inputs to the model used to estimate the fair value of the options granted for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Expected volatility	54.63% – 178.13%	53.45% – 55.87%
Risk-free interest rate	3.67% – 4.37%	2.82% – 2.97%
Dividend yield	0.00%	0.00%
Exercise term	5.25 – 6.25 years	4 – 6.25 years

The Company recognized stock-based compensation related to options of $612,937 and $1,097,130 during the years ended December 31, 2023 and 2022, respectively. The outstanding unamortized stock-based compensation related to options was $426,673 (which will be recognized through August 2027) as of December 31, 2023.

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

The following table summarizes the RSUs activity for the years ended December 31, 2023 and 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested as of January 1, 2022	-	$-
Granted	169,153	3.84
Vested	(83,333)	2.70
Forfeited	-	-
Unvested as of December 31, 2022	85,820	$4.95
Granted	671,350	1.03
Vested	(692,804)	1.15
Forfeited	-	-
Unvested as of December 31, 2023	64,366	$4.95

The Company recognized stock-based compensation related to RSUs of $817,576 and $422,613 during the years ended December 31, 2023 and 2022, respectively. The outstanding unamortized stock-based compensation related to RSUs was $101,110 (which will be recognized through February 2026) as of December 31, 2023.

NOTE 16 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

During the period from January 1, 2022 through January 13, 2022, the Company issued 96,000 shares of common shares at a purchase price of $2.50 per share for aggregate net proceeds of $220,572 in a private placement, including 30,000 shares of common shares issued to the officers of the Company.

On February 14, 2022, the Company completed its initial public offering on the NASDAQ Capital Market under the symbol of “HTCR”. The Company offered 3,000,000 common shares at $5.00 per share. Net proceeds raised by the Company from the initial public offering amounted to $13,724,167 after deducting underwriting discounts and commissions and other offering expenses. The Company has deferred costs of $300,460 directly attributed to the offering, among which $178,847 offering costs are paid and deferred as of December 31, 2021. Those costs are charged against the proceeds from the offering.

On February 14, 2022, 273,489 shares of common shares are issued from exercise of stock options by settling share repurchase liability of $16 (also see NOTE 15).

On May 15, 2022, 83,333 shares of restricted shares are issued to a marketing company as compensation for services received (also see NOTE 15).

On February 1, 2023, 2,500,000 shares of common shares are issued for the acquisition of 51% of the outstanding shares of Sigmaways and its subsidiaries with the fair value of $3,150,000 (also see NOTE 18).

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

As of December 31, 2023 and 2022, there are 20,842,690 and 17,649,886 shares of common shares issued and outstanding, respectively.

No preferred shares are issued and outstanding as of December 31, 2023 and 2022.

NOTE 17 – NET LOSS PER SHARE

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

The computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Net loss per share – basic and diluted
Numerator
Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(4,189,890)	$(6,677,466)
Denominator
Weighted average number of common shares outstanding used in calculating net loss per share	20,404,642	17,922,585
Net loss per share - basic and diluted	$(0.21)	$(0.37)

For the years ended December 31, 2023 and 2022, the weighted average common shares outstanding are the same for basic and diluted net loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

NOTE 18 – BUSINESS COMBINATION

On September 6, 2022, HeartCore USA entered into the Sigmaways Agreement to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California, and its subsidiaries. The Sigmaways Agreement was further amended on December 23, 2022 and February 1, 2023, respectively, and the transaction was closed on February 1, 2023. Sigmaways and its subsidiaries are primarily engaged in the business of developing and sales of software in the United States. The Company aims to expand the business of software development and sales in the United States through this acquisition. The purchase consideration is $4,150,000, consisted of $1,000,000 in cash and 2,500,000 shares of common shares of the Company with fair value of $3,150,000 at the closing date.

The total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed and non-controlling interest based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill.

The purchase price is allocated on the acquisition date as follows:

Amount
Current assets	$2,066,683
Acquired intangible asset	5,100,000
Non-current assets	47,979
Current liabilities	(1,146,900)
Deferred tax liabilities	(1,428,000)
Non-current liabilities	(576,203)
Goodwill	3,276,441
Non-controlling interest	(3,190,000)
Total purchase consideration	$4,150,000

The results of operations, financial position and cash flows of Sigmaways and its subsidiaries have been included in the Company’s consolidated financial statements since the date of acquisition. Sigmaways and its subsidiaries contributed revenues and net loss of $8,784,239 and $1,401,654, respectively, to the Company from February 1, 2023 to December 31, 2023.

Pro forma results of operations for the business combination have not been presented because they are not material to the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill for the years ended December 31, 2023 and 2022.

NOTE 19 - SUBSEQUENT EVENTS

In January 2024, the Company entered into an insurance premium financing agreement with BankDirect Capital Finance for $172,689 at an annual interest rate of 13.9% for eleven months from February 1, 2024, payable in eleven monthly installments of principal and interest.

On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer as noncash consideration from consulting services for $9,000,000 in cash.

On April 1, 2024, the Board of Directors of the Company declared a cash dividend of $0.02 per share of the Company’s common shares to be paid on May 3, 2024 to shareholders of record as of April 26, 2024.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
3.2	Bylaws of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the registrant’s Amended Annual Report on Form 10-K/A filed with the SEC on October 23, 2023).
10.1	Memorandum to Share Exchange Agreement dated July 15, 2021, among HeartCore Co., Sumitaka. Yamamoto, and Information Services International-Dentsu Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.2	Share Exchange Agreement dated July 16, 2021, among HeartCore Enterprises, Inc., all shareholders of HeartCore Co., Ltd., and Sumitaka Yamamoto as representative of the shareholders of HeartCore Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.3	Stock Purchase Agreement dated August 10, 2021, between HeartCore Enterprises, Inc. and Dentsu Digital Investment Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.4†	HeartCore Enterprises, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.5†	Employment Agreement, dated February 9, 2022, between the Company and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.6†	Employment Agreement, dated February 9, 2022, between the Company and Kimio Hosaka (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.7†	Employment Agreement, dated February 9, 2022, between the Company and Keisuke Kuno (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.8†	Employment Agreement, dated February 9, 2022, between the Company and Qizhi Gao (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.9†	Employment Agreement, dated February 9, 2022, between the Company and Hidekazu Miyata (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.10	Form of Independent Director Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.11	Form of Indemnification Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.12	Consulting and Services Agreement, dated as of March 31, 2022, by and between the registrant and Moveaction Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.13	Common Stock Purchase Warrant issued by Moveaction Co., Ltd. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.14	Consulting and Services Agreement, dated as of April 13, 2022, by and between the registrant and A.L.I. Technologies Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).
10.15	Common Stock Purchase Warrant issued by A.L.I. Technologies Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).

112

10.16	Consulting and Services Agreement, dated as of May 13, 2022, by and between the registrant and SYLA Holdings Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.17	Common Stock Purchase Warrant issued by SYLA Holdings Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.18	Amendment No. 1 to Consulting and Services Agreement, dated as of August 17, 2022, by and between the registrant and Syla Technologies Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.19	Common Stock Purchase Warrant issued on August 17, 2022 by Syla Technologies Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.20	Share Exchange and Purchase Agreement, dated as of September 6, 2022, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2022).
10.21	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.22	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.23	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.24	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.25	Termination of Consulting and Services Agreement and Warrant, dated as of October 26, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.26	Amendment No. 1 to Consulting and Services Agreement, dated as of October 26, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.27	Common Stock Purchase Warrant, issued on October 26, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.28	Amendment No. 1 to Executive Employment Agreement, dated as of October 28, 2022, by and between the registrant and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.29	9th Stock Acquisition Rights Allotment Agreement, dated as of November 9, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.30	Amendment No. 2 to Consulting and Services Agreement, dated as of November 15, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.31	Consulting and Services Agreement, dated as of November 18, 2022, by and between the registrant and SBC Medical Group, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.32	Common Stock Purchase Warrant, issued on November 18, 2022, by SBC Medical Group, Inc. in favor of the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.33	Consulting and Services Agreement, dated as of January 11, 2023, by and between the registrant and kk.BloomZ (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).

113

10.34	Common Stock Purchase Warrant, issued on January 11, 2023, by kk.BloomZ in favor of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.35	Amendment No. 2 to Share Exchange and Purchase Agreement, dated as of February 1, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.36	Common Stock Purchase Warrant, dated February 1, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.37†	Employment Agreement, dated February 1, 2023, by and between the registrant and Prakash Sadasivam (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.38	Amended and Restated Common Stock Purchase Warrant, dated February 6, 2023 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 9, 2023).
10.39	Addendum to Share Exchange and Purchase Agreement, dated as of February 8, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 10, 2023)
10.40	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and Libera Gaming Operations, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.41	Common Stock Purchase Warrant, dated March 13, 2023, issued by Libera Gaming Operations, Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.42	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and ICheck Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.43	Common Stock Purchase Warrant, dated March 13, 2023, issued by ICheck Co., Ltd. to the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.44*	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Hidekazu Miyata.
10.45*	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Keisuke Kuno.
10.46*	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Kimio Hosaka.
10.47	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Qizhi Gao.
10.48	Service Agreement, dated as of October 2, 2023, by and between the registrant and GATES GROUP Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.49	Common Stock Purchase Warrant, dated October 2, 2023, issued by GATES GROUP Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.50	At The Market Offering Agreement, dated October 23, 2023, by and between HeartCore Enterprises, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2023).
10.51	Director Agreement, dated June 1, 2023, by and between the registrant and Heather Neville (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.52	Indemnification Agreement dated September 29, 2023, by and between the registrant and Koji Sato (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.53	Independent Director Agreement dated September 29, 2023, by and between the registrant and Koji Sato (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.54*	Independent Director Agreement dated November 1, 2023, by and between the registrant and Heather Neville.
21.1*	List of Subsidiaries
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith.

† Management contracts and compensation plans and arrangements

114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: April 8, 2024	By:	/s/ Sumitaka Yamamoto
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

Signature	Title	Date

/s/ Sumitaka Yamamoto	Chairman of Board, Chief Executive Officer and President	April 8, 2024
Sumitaka Yamamoto	(Principal Executive Officer)

/s/ Qizhi Gao	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2024
Qizhi Gao

/s/ Kimio Hosaka	Director	April 8, 2024
Kimio Hosaka

/s/ Ferdinand Groenewald	Director	April 8, 2024
Ferdinand Groenewald

/s/ Prakash Sadasivam	Director	April 8, 2024
Prakash Sadasivam

/s/ Heather Neville	Director	April 8, 2024
Heather Neville

/s/ Koji Sato	Director	April 8, 2024
Koji Sato

115