Form 10-Q
period 2024-03-31
HeartCore Enterprises, Inc.
filed 2024-05-15
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 20,864,144 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

2

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,219,251	$1,012,479
Accounts receivable	3,086,203	2,623,682
Investments in marketable securities	408,266	642,348
Investment in equity securities	-	300,000
Prepaid expenses	3,942,371	536,865
Current portion of long-term note receivable	100,000	100,000
Due from related party	41,948	44,758
Other current assets	223,222	234,761
Total current assets	9,021,261	5,494,893

Non-current assets:
Property and equipment, net	688,826	763,730
Operating lease right-of-use assets	2,271,955	2,467,889
Intangible asset, net	4,356,250	4,515,625
Goodwill	3,276,441	3,276,441
Long-term investment in equity securities	300,000	-
Long-term investment in warrants	1,325,421	2,004,308
Long-term note receivable	200,000	200,000
Deferred tax assets	381,307	369,436
Security deposits	325,267	348,428
Long-term loan receivable from related party	160,974	182,946
Other non-current assets	22,566	71
Total non-current assets	13,309,007	14,128,874

Total assets	$22,330,268	$19,623,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,015,959	$1,757,038
Accrued payroll and other employee costs	550,916	723,305
Due to related party	256	1,476
Short-term debt	66,081	135,937
Current portion of long-term debts	446,601	371,783
Insurance premium financing	157,917	-
Factoring liability	179,414	562,767
Operating lease liabilities, current	374,671	396,535
Finance lease liabilities, current	16,512	17,445
Income tax payables	150,174	162,689
Deferred revenue	1,791,697	2,166,175
Other current liabilities	5,268,130	216,405
Total current liabilities	11,018,328	6,511,555

Non-current liabilities:
Long-term debts	1,524,485	1,770,352
Operating lease liabilities, non-current	1,959,671	2,135,160
Finance lease liabilities, non-current	58,087	66,779
Deferred tax liabilities	1,219,750	1,264,375
Other non-current liabilities	191,933	208,732
Total non-current liabilities	4,953,926	5,445,398

Total liabilities	15,972,254	11,956,953

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 20,864,144 and 20,842,690 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	2,085	2,083
Additional paid-in capital	19,686,511	19,594,801
Accumulated deficit	(16,096,819)	(14,763,469)
Accumulated other comprehensive income	347,087	331,881
Total HeartCore Enterprises, Inc. shareholders’ equity	3,938,864	5,165,296
Non-controlling interests	2,419,150	2,501,518
Total shareholders’ equity	6,358,014	7,666,814

Total liabilities and shareholders’ equity	$22,330,268	$19,623,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$5,046,732	$8,734,150

Cost of revenues	3,014,543	3,101,066

Gross profit	2,032,189	5,633,084

Operating expenses:
Selling expenses	219,707	568,642
General and administrative expenses	2,406,303	2,685,207
Research and development expenses	89,134	79,624

Total operating expenses	2,715,144	3,333,473

Income (loss) from operations	(682,955)	2,299,611

Other income (expenses):
Changes in fair value of investments in marketable securities	(234,082)	-
Changes in fair value of investment in warrants	(678,887)	193,365
Interest income	2,594	31,605
Interest expenses	(36,661)	(39,840)
Other income	97,016	14,201
Other expenses	(25,194)	(29,457)
Total other income (expenses)	(875,214)	169,874

Income (loss) before income tax provision	(1,558,169)	2,469,485

Income tax expense (benefit)	(80,167)	661,448

Net income (loss)	(1,478,002)	1,808,037

Less: net loss attributable to non-controlling interests	(144,652)	(74,252)

Net income (loss) attributable to HeartCore Enterprises, Inc.	$(1,333,350)	$1,882,289

Other comprehensive income (loss):
Foreign currency translation adjustment	10,295	(25,034)

Total comprehensive income (loss)	(1,467,707)	1,783,003
Less: comprehensive loss attributable to non-controlling interests	(149,563)	(76,542)
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$(1,318,144)	$1,859,545

Net income (loss) per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.06)	$0.10
Diluted	$(0.06)	$0.10
Weighted average common shares outstanding
Basic	20,854,714	19,066,160
Diluted	20,854,714	19,066,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	controlling Interest	Shareholders’ Equity
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net income (loss)	-	-	-	1,882,289	-	1,882,289	(74,252)	1,808,037
Foreign currency translation adjustment	-	-	-	-	(22,744)	(22,744)	(2,290)	(25,034)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	3,149,750	-	-	3,150,000	-	3,150,000
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	915,159	-	-	915,228	-	915,228
Balance, March 31, 2023	20,842,690	$2,083	$19,079,516	$(8,691,290)	$342,093	$10,732,402	$3,113,458	$13,845,860

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	controlling Interests	Shareholders’ Equity
Balance, December 31, 2023	20,842,690	$2,083	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	(1,333,350)	-	(1,333,350)	(144,652)	(1,478,002)
Foreign currency translation adjustment	-	-	-	-	15,206	15,206	(4,911)	10,295
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	67,195	67,195
Stock-based compensation	21,454	2	91,710	-	-	91,712	-	91,712
Balance, March 31, 2024	20,864,144	$2,085	$19,686,511	$(16,096,819)	$347,087	$3,938,864	$2,419,150	$6,358,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,478,002)	$1,808,037
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	188,085	123,312
Amortization of debt issuance costs	1,173	758
Non-cash lease expense	93,133	76,017
Gain on termination of lease	(469)	-
Deferred income taxes	(80,780)	(17,284)
Stock-based compensation	91,712	915,228
Warrants received as noncash consideration	-	(4,009,335)
Changes in fair value of investments in marketable securities	234,082	-
Changes in fair value of investment in warrants	678,887	(193,365)

Changes in assets and liabilities:
Accounts receivable	(523,110)	(66,833)
Prepaid expenses	(3,257,972)	(45)
Other assets	(18,618)	78,241
Accounts payable and accrued expenses	295,799	(94,363)
Accrued payroll and other employee costs	(149,603)	(178,733)
Due to related party	(1,161)	2,544
Operating lease liabilities	(90,035)	(73,147)
Income tax payables	(2,387)	678,725
Deferred revenue	(300,011)	(167,873)
Other liabilities	5,060,658	70,057

Net cash flows provided by (used in) operating activities	741,381	(1,048,059)

Cash flows from investing activities:
Purchases of property and equipment	-	(9,409)
Repayment of loan provided to related party	10,814	11,955
Payment for acquisition of subsidiary, net of cash acquired	-	(724,910)

Net cash flows provided by (used in) investing activities	10,814	(722,364)

Cash flows from financing activities:
Payments for finance leases	(4,474)	(5,658)
Proceeds from short-term debt	68,138	-
Repayment of short-term and long-term debts	(207,486)	(265,255)
Repayment of insurance premium financing	(14,772)	(36,517)
Net proceeds from factoring arrangement	-	173,582
Net repayment of factoring arrangement	(383,353)	-
Payments for debt issuance costs	-	(448)
Capital contribution from non-controlling shareholder	67,195	-

Net cash flows used in financing activities	(474,752)	(134,296)

Effect of exchange rate changes	(70,671)	(62,692)

Net change in cash and cash equivalents	206,772	(1,967,411)

Cash and cash equivalents - beginning of the period	1,012,479	7,177,326

Cash and cash equivalents - end of the period	$1,219,251	$5,209,915

Supplemental cash flow disclosures:
Interest paid	$37,098	$16,968
Income taxes paid	$117,524	$-

Non-cash investing and financing transactions:

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$125,735	$-
Insurance premium financing	$172,689	$389,035
Liabilities assumed in connection with purchase of property and equipment	$-	$6,288
Common shares issued for acquisition of subsidiary	$-	$3,150,000

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

The Company, via its wholly-owned operating subsidiary, HeartCore Japan, is mainly engaged in the business of developing and sales of comprehensive software. Beginning from early 2022, HeartCore USA is engaged in the business of providing consulting services to Japanese companies with intention to go public in the United States capital market.

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

In November 2023, HeartCore Japan established a 51% owned subsidiary in Vietnam, HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), which is engaged in the business of providing software development and other services. HeartCore Luvina started its operations from February 2024.

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

These unaudited interim consolidated financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the allowance for credit losses, useful lives of property and equipment and intangible asset, the impairment of long-lived assets and goodwill, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations, valuation of investment in warrants, revenue recognition and purchase price allocation with respect to business combination. Actual results could differ from those estimates.

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

	March 31,	December 31,
	2024	2023
Beginning balance	$208,732	$138,018
Liabilities incurred	-	83,821
Accretion expense	94	428
Liabilities settled	(3,779)	-
Foreign currency translation adjustment	(13,114)	(13,535)
Ending balance	$191,933	$208,732

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

In the three months ended March 31, 2024 and 2023, software development costs expensed as incurred amounted to $89,134 and $79,624, respectively. These software development costs were included in the research and development expenses.

Investment in Warrants

Investment in warrants represents stock warrants of its consulting service customers. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investment in warrants is classified as long-term if the warrants are exercisable over one year after the date of receipt.

Investments in Marketable Securities

Investments in marketable securities represent equity securities registered for public sale with readily determinable fair value. The marketable securities were obtained through exercise of stock warrants of its consulting service customers and measured at fair value with changes in fair value recognized in other income (expenses).

Investment in Equity Securities

Investment in equity securities represents investment in a privately held entity that does not have a readily determinable fair value or report net asset value. Investment in equity securities is accounted for using a measurement alternative, under which this investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in other income (expenses). Investment in equity securities is classified as current asset if the Company anticipates to dispose of the investment within one year from the date of receipt based on information available as of the date the unaudited consolidated financial statements are issued.

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

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, operating lease right-of-use assets and intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three months ended March 31, 2024 and 2023.

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

Foreign Currency Translation

The functional currency of HeartCore Japan and HeartCore Capital Advisors is the Japanese Yen (“JPY”). The functional currency of HeartCore USA, HeartCore Financial and Sigmaways is the United States Dollar (“US$”). The functional currency of Sigmaways B.V. is the Euro (“EUR”). The functional currency of Sigmaways Technologies is the Canada Dollar (“CAD”). The functional currency of HeartCore Luvina is the Vietnam Dong (“VND”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited consolidated statements of operations and comprehensive income (loss).

The reporting currency of the Company is the US$, and the accompanying unaudited consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the unaudited consolidated statements of changes in shareholders’ equity.

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

The Company currently generates its revenue from the following main sources:

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the three months ended March 31, 2024 and 2023 that were included in the opening deferred revenue balance was approximately $1.0 million and $0.9 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by product/service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the three months ended March 31, 2024 and 2023 is as following:

	For the Three Months Ended
	March 31,
	2024	2023
Revenues from on-premise software	$1,078,736	$356,921
Revenues from maintenance and support services	627,764	701,474
Revenues from software as a service (“SaaS”)	139,700	171,044
Revenues from software development and other miscellaneous services	447,458	680,341
Revenues from customized software development and services	2,177,593	1,631,619
Revenues from consulting services	575,481	5,192,751
Total revenues	$5,046,732	$8,734,150

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended
	March 31,
	2024	2023
Revenues from customer experience management platform	$2,059,589	$1,566,437
Revenues from process mining	73,155	102,201
Revenues from robotic process automation	56,191	86,186
Revenues from task mining	45,858	107,088
Revenues from customized software development and services	2,177,593	1,631,619
Revenues from consulting services	575,481	5,192,751
Revenues from others	58,865	47,868
Total revenues	$5,046,732	$8,734,150

As of March 31, 2024 and 2023, and for the periods then ended, substantially all of the long-lived assets (excluding intangible asset) and the majority of revenues generated were attributed to the Company’s operation in Japan.

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

For the three months ended March 31, 2024, customer A and B represent 13.4% and 13.0%, respectively, of the Company’s total revenues. For the three months ended March 31, 2023, customer C and customer D represent 28.9% and 18.8%, respectively, of the Company’s total revenues.

For the three months ended March 31, 2024, no vendor accounts for more than 10% of the Company’s total purchases. For the three months ended March 31, 2023, vendor A, B and C represent 38.5%, 29.6% and 18.4%, respectively, of the Company’s total purchases.

Stock-based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the unaudited consolidated statements of operations and comprehensive income (loss) based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Business Combinations

The Company accounts its business combinations using the acquisition method of accounting in accordance with ASC Topic 805. The purchase price of the acquisition is allocated to the tangible assets, liabilities, identifiable intangible asset acquired and non-controlling interests, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred.

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

In a business combination achieved in stages, the Company remeasures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition-date fair value and the remeasurement gain or loss, if any, is recognized in the consolidated statements of operations and comprehensive income (loss).

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

As of March 31, 2024 and December 31, 2023, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below (also see NOTE 6).

Fair Value Measurements as of March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at March 31, 2024
Investments in marketable securities	408,266	-	-	408,266
Long-term investment in warrants	-	-	1,325,421	1,325,421

Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Investments in marketable securities	642,348	-	-	642,348
Long-term investment in warrants	-	-	2,004,308	2,004,308

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU No. 2023-09 is effective for public companies for annual reporting periods beginning after December 15, 2024, on a prospective basis. For all other entities, it is effective for annual reporting periods beginning after December 15, 2025, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2024	December 31, 2023
Accounts receivable – non-factored	$2,906,789	$2,060,915
Accounts receivable – factored with recourse	179,414	562,767
Accounts receivable, gross	3,086,203	2,623,682
Less: allowance for credit losses	-	-
Accounts receivable	$3,086,203	$2,623,682

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2024	2023
Prepayments to software vendors	$140,578	$199,376
Prepaid marketing and consulting fees	76,910	92,546
Prepaid subscription fees	66,406	95,971
Prepaid insurance premium	196,239	72,668
Referral fee paid in advance	3,360,000	-
Others	102,238	76,304
Total	$3,942,371	$536,865

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, the Company has a due to related party balance of $256 and $1,476, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2024, the Company made payments to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $1,161. During the three months ended March 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $2,544.

As of March 31, 2024 and December 31, 2023, the Company has a loan receivable balance of $202,922 and $227,704, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the three months ended March 31, 2024 and 2023, the Company received repayments of $10,814 and $11,955, respectively, from this related party.

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

Investment in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are initially measured at fair value at contract inception. The Company’s investment in warrants is measured on a recurring basis and carried on the balance sheets at an estimated fair value at the end of the period. The valuation of investment in warrants is determined using the Black-Scholes model based on the stock price, exercise price, expected volatility, time to maturity, and a risk-free interest rate for the term of the warrants exercise.

The following table summarizes the Company’s investment in warrants activities for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Fair value of investment in warrants at beginning of the period	$2,004,308	$-
Warrants received as noncash consideration	-	4,009,335
Changes in fair value of investment in warrants	(678,887)	193,365
Warrants converted to marketable securities	-	-
Fair value of investment in warrant at end of the period	$1,325,421	$4,202,700

Investments in Marketable Securities

The Company’s investments in marketable securities represent stocks received upon the exercise of warrants described above. They are registered for public sale with readily determinable fair values, and are measured at quoted prices on a recurring basis at the end of the period. The following table summarizes the Company’s investments in marketable securities activities for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Fair value of investments in marketable securities at beginning of the period	$642,348	$-
Warrants converted to marketable securities	-	-
Changes in fair value of investments in marketable securities	(234,082)	-
Marketable securities sold	-	-
Fair value of investments in marketable securities at end of the period	$408,266	$-

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

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
	2024	2023
Leasehold improvements	$462,594	$496,810
Machinery and equipment	666,513	706,145
Vehicle	84,218	89,859
Software	141,177	150,633
Subtotal	1,354,502	1,443,447
Less: accumulated depreciation	(665,676)	(679,717)
Property and equipment, net	$688,826	$763,730

Depreciation expenses are $28,710 and $17,062 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 – INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	March 31, 2024	December 31, 2023
Customer relationship	$5,100,000	$5,100,000
Less: accumulated amortization	(743,750)	(584,375)
Intangible asset, net	$4,356,250	$4,515,625

Amortization expenses are $159,375 and $106,250 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the future estimated amortization cost for intangible asset is as follows:

Estimated
Year Ended December 31,	Amortization
Remaining of 2024	$478,125
2025	637,500
2026	637,500
2027	637,500
2028	637,500
Thereafter	1,328,125
Total	$4,356,250

NOTE 10 – LEASES

The Company has entered into six leases for its office space, one of which was terminated in February 2024, and these leases were classified as operating leases. It has also entered into a lease for office equipment, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $75,751 and $85,613 are included in property and equipment, net as of March 31, 2024 and December 31, 2023, respectively.

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

The components of lease costs are as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Finance lease costs
Amortization of right-of-use assets	$4,628	$5,526
Interest on lease liabilities	265	53
Total finance lease costs	4,893	5,579
Operating lease costs	103,426	84,991
Total lease costs	$108,319	$90,570

The following table presents supplemental information related to the Company’s leases:

	For the Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$265	$53
Operating cash flows from operating leases	106,037	81,977
Financing cash flows from finance leases	4,474	5,658
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	125,735	-

Weighted average remaining lease term (years)
Finance leases	4.5	0.6
Operating leases	7.4	8.9

Weighted-average discount rate (per annum)
Finance leases	1.32%	1.33%
Operating leases	1.38%	1.32%

As of March 31, 2024, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance lease	Operating lease
Remaining of 2024	$13,042	$307,508
2025	17,390	386,724
2026	17,390	314,755
2027	17,390	271,204
2028	11,593	271,204
Thereafter	-	901,474
Total lease payments	76,805	2,452,869
Less: imputed interest	(2,206)	(118,527)
Total lease liabilities	74,599	2,334,342
Less: current portion	(16,512)	(374,671)
Non-current lease liabilities	$58,087	$1,959,671

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amount to $325,267 and $348,428 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

	March 31,	December 31,
	2024	2023
Accrued consumption taxes	$178,845	$143,702
Advance received for warrants sale*	5,000,000	-
Others	89,285	72,703
Total	$5,268,130	$216,405

*	On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The Company received $5,000,000 in March 2024 and recorded it in other current liabilities as the warrants to be transferred are exercisable upon its Consulting Customer’s consummation of the Merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrant agreement it had with the Consulting Customer. The remaining $4,000,000 was received in April 2024.

NOTE 12 – FACTORING LIABILITY

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

As of March 31, 2024 and December 31, 2023, there was $179,414 and $562,767 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the three months ended March 31, 2024 and 2023, the Company recorded $16,108 and $22,695 in interest expenses related to the Factoring Agreement, respectively.

NOTE 13 – INSURANCE PREMIUM FINANCING

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

As of March 31, 2024 and December 31, 2023, the balances of the insurance premium financing were $157,917 and nil, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $2,039 and $5,304, respectively, in interest expenses related to the insurance premium financing.

NOTE 14 – DEBTS

Short-term Debt

The Company’s short-term debt represents loans borrowed from a bank and a financial institution as follows:

Name of Bank/Financial Institution	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of March 31, 2024	Balance as of December 31, 2023
Biz Forward Co., Ltd.	JPY19,280,001	(a)	12/26/2023 – 1/31/2024	36.840%	$-	$135,937
Resona Bank, Limited	JPY10,000,000		1/4/2024 – 7/4/2024	2.225%	66,081	-
Total					$66,081	$135,937

(a)	The loan is secured by accounts receivable of HeartCore Japan in the amount of JPY23,882,562.

Long-term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and financial institutions, which consist of the following:

Name of Banks/Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of March 31, 2024	Balance as of December 31, 2023
Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(b)(d)	1/10/2019 – 1/10/2024	0.430%	$-	$70,507
Loans with banks and financial institutions
Resona Bank, Limited	JPY50,000,000	(b)(c)	12/29/2017 – 12/29/2024	0.675%	51,245	54,678
Resona Bank, Limited	JPY10,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	36,199	38,624
Resona Bank, Limited	JPY40,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	144,796	154,495
Resona Bank, Limited	JPY20,000,000	(b)(c)	11/13/2020 – 10/31/2027	1.600%	73,970	78,925
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(b)	12/28/2018 – 6/30/2024	1.475%	10,883	11,612
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	12/30/2019 – 12/30/2026	1.975%	29,122	31,072
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.600%	63,874	68,152
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.000%	63,874	68,152
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	171,810	183,319
The Shoko Chukin Bank, Ltd.	JPY30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	184,762	197,137
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	306,615	327,152
Higashi-Nippon Bank	JPY30,000,000	(b)	3/31/2022 – 3/31/2025	1.400%	87,227	93,070
Higashi-Nippon Bank	JPY30,000,000	(b)(c)	10/11/2023 – 9/30/2028	1.450%	191,634	204,471
First Home Bank	$350,000	(e)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	221,030	229,007
U.S. Small Business Administration	$350,000	(e)	5/30/2020 – 5/30/2050	3.750%	350,000	350,000
Aggregate outstanding principal balances					1,987,041	2,160,373
Less: unamortized debt issuance costs					(15,955)	(18,238)
Less: current portion					(446,601)	(371,783)
Non-current portion					$1,524,485	$1,770,352

(b)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(c)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(d)	The bond is guaranteed by Resona Bank, Limited.
(e)	These debts are guaranteed by Prakash Sadasivam, CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expense for short-term debt and long-term debts was $2,628 and $15,886, respectively, for the three months ended March 31, 2024. Interest expense for short-term debt and long-term debts was nil and $11,841, respectively, for the three months ended March 31, 2023.

As of March 31, 2024, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2024	$280,951
2025	417,472
2026	371,475
2027	398,880
2028	181,679
Thereafter	336,584
Total	$1,987,041

NOTE 15 – INCOME TAXES

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, the Company’s income tax expense (benefit) are as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Current	$613	$678,732
Deferred	(80,780)	(17,284)
Income tax expense (benefit)	$(80,167)	$661,448

The effective tax rate was 5.14% and 26.78% for the three months ended March 31, 2024 and 2023, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

Options

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

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (the “2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance. No shares were issued pursuant to the 2023 Plan as of March 31, 2024.

The following table summarizes the stock options activity and related information for the three months ended March 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2023	1,466,500	$2.50	8.94	$-
Granted	100,000	1.17	9.85	-
Exercised	-	-	-	-
Forfeited	(2,000)	2.50	-	-
As of March 31, 2023	1,564,500	$2.42	8.76	$-

As of January 1, 2024	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(8,000)	2.15	-	-
As of March 31, 2024	1,539,000	$2.41	7.76	$-
Vested and exercisable as of March 31, 2024	826,750	$2.34	7.78	$-

The Company calculated the fair value of options granted in the three months ended March 31, 2023 using the Black-Scholes model. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

The Company recognized stock-based compensation related to options of $70,447 and $184,335 during the three months ended March 31, 2024 and 2023, respectively. The outstanding unamortized stock-based compensation related to options was $345,437 (which will be recognized through December 2025) as of March 31, 2024.

Restricted Stock Units (“RSUs”)

On March 22, 2023, the Company entered into agreements with employees and service providers of Sigmaways and granted 671,350 RSUs pursuant to the 2021 Plan. The RSUs were fully vested upon issuance. The fair value of the RSUs at grant date was $691,491.

The following table summarizes the RSUs activity for the three months ended March 31, 2024 and 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2023	85,820	$4.95
Granted	671,350	1.03
Vested	(692,804)	1.15
Forfeited	-	-
Unvested as of March 31, 2023	64,366	$4.95

Unvested as of January 1, 2024	64,366	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	-	-
Unvested as of March 31, 2024	42,912	$4.95

The Company recognized stock-based compensation related to RSUs of $21,265 and $730,893 during the three months ended March 31, 2024 and 2023, respectively. The outstanding unamortized stock-based compensation related to RSUs was $79,845 (which will be recognized through February 2026) as of March 31, 2024.

NOTE 17 – SHAREHOLDERS’ EQUITY

On February 1, 2023, 2,500,000 shares of common shares were issued for the acquisition of 51% of the outstanding shares of Sigmaways and its subsidiaries with fair value of $3,150,000 (also see NOTE 19).

In November 2023, the Company established a 51% owned subsidiary in Vietnam. On February 16, 2024, the Company received capital contribution of VND1,646.4 million in cash, equivalent to $67,195, from the non-controlling shareholder of the subsidiary.

As of March 31, 2024 and December 31, 2023, there were 20,864,144 and 20,842,690 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of March 31, 2024 and December 31, 2023.

NOTE 18 – NET INCOME (LOSS) PER SHARE

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

The computation of basic and diluted net income (loss) per share for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Net income (loss) per share – basic and diluted
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$(1,333,350)	$1,882,289
Denominator
Weighted average number of common shares outstanding used in calculating net income (loss) per share	20,854,714	19,066,160
Net income (loss) per share – basic and diluted	$(0.06)	$0.10

For the three months ended March 31, 2024 and 2023, the weighted average common shares outstanding are the same for basic and diluted net income (loss) per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

NOTE 19 – BUSINESS COMBINATION

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

Pro forma results of operations for the business combination have not been presented because they are not material to the unaudited consolidated statements of operations and comprehensive income (loss).

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill for the three months ended March 31, 2024 and 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

During 2022, we started the GO IPO business, which supports Japanese companies listing on Nasdaq and NYSE in the United States. As of May 14, 2024, we have entered into consulting agreements with 14 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our wholly-owned subsidiary, HeartCore Co., Ltd. (“HeartCore Japan”), a Japanese corporation, which was established in Japan by Mr. Sumitaka Yamamoto, our CEO, in 2009.

On September 6, 2022, HeartCore Enterprises, Inc. (the “Company”) entered into a share exchange and purchase agreement (“Sigmaways Agreement”) to acquire 51% of the outstanding shares of Sigmaways, a company incorporated under the laws of the State of California, and its wholly-owned subsidiaries. Sigmaways and its wholly-owned subsidiaries are engaged in the business of developing and sales of software in the United States. The acquisition was closed on February 1, 2023.

In the first quarter of 2023, we formed HeartCore Financial, Inc. in the U.S. and HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”) in Japan, as a part of our Go IPO consulting business. In the fourth quarter of 2023, we formed HeartCore Luvina Vietnam Company Limited in Vietnam, which is engaged in the business of software development.

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

Recent Developments

Koei Shoji Co., Ltd. Service Agreement

On April 11, 2024 (the “Koei Shoji Effective Date”), the Company entered into a Service Agreement (the “Koei Shoji Agreement”) by and between the Company and Koei Shoji Co., Ltd., a Japanese corporation (“Koei Shoji”). Pursuant to the terms of the Koei Shoji Agreement, Koei Shoji engaged the Company, on an exclusive basis, to assist Koei Shoji in connection with its initial public offering. The following summarized the main services to be provided by the Company (collectively, the “Koei Shoji Services”):

(i)	Phase 1:

●	Suggesting to hire human resources, if Koei Shoji deems necessary;
●	Providing support services to convert financial statements from Japanese tax law basis to Japanese generally accepted accounting principles, if Koei Shoji deems necessary;
●	Providing support services to solve accounting issues, if Koei Shoji deems necessary;
●	Providing support services to translate accounting documents (i.e., financial statement, general ledger, journal entry) and other documents, if Koei Shoji deems necessary;

(ii)	Phase 2:

●	Assisting with introduction to law firms, underwriters and auditing firms for Koei Shoji to make its selections at its sole discretion, if Koei Shoji deems necessary;
●	Assisting in the preparation of documentation for internal controls required for an initial public offering or de-SPAC transaction by Koei Shoji;
●	Providing support services for converting Koei Shoji’s financial statements based on United States generally accounting principles, if Koei Shoji deems necessary;
●	Providing support services related to the Nasdaq, the New York Stock Exchange or the NYSE American listing, if Koei Shoji deems necessary ;
●	Providing support services related to the preparation of Form S-1 or Form F-1, Form S-4 or Form F-4 filings, if Koei Shoji deems necessary;
●	Support for investor relations activities, if Koei Shoji deems necessary; and
●	Suggesting for preparing of investor presentation/deck and executive summary of Koei Shoji’s operation, if Koei Shoji deems necessary; and

(iii)	Phase 3:

●	Support for investor relations activities, if Koei Shoji deems necessary.

In providing the Koei Shoji Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the Koei Shoji Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of Koei Shoji’s securities; participation in discussions between Koei Shoji and potential investors; assisting in structuring any transactions involving the sale of Koei Shoji’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in Koei Shoji.

In exchange for providing the Koei Shoji Services, Koei Shoji will pay to the Company $500,000 (the “Services Fee”) as follows:

●	$200,000 of the Services Fee on the Koei Shoji Effective Date;
●	$150,000 of the Services Fee three months after the Koei Shoji Effective Date; and
●	$150,000 of the Services Fee six months after the Koei Shoji Effective Date.

Koei Shoji Warrant

For Phase 3, in return for the Company’s NADAQ listing, the Company shall issue, and the Conpany shall be entitled to receive, a warrant to acquire a number of shares of capital stock of the entity designated by the Company from among the Company and its affiliated company becoming a publicly traded company, which may be revised by mutual agreement between the Parties to change the issuing entity from Company to another entity. The total amount of such shares shall be an amount equal to 3% of the fully diluted share capital of Koei Shoji as of Effective Date; provided, however, that the number of such shares may be adjusted subject to the Warrant. The right to receive Warrant shall be deemed fully earned and vested as of the Effective Date. The Warrant shall be issued within 15 days upon establishment of a holding entity of Koei Shoji.

PharmaBio Corporation. Service Agreement

On March 18, 2024 (the “PharmaBio Effective Date”), the Company entered into a Service Agreement (the “PharmaBio Agreement”) by and between the Company and PharmaBio Corporation., a Japanese corporation (“PharmaBio”). Pursuant to the terms of the PharmaBio Agreement, PharmaBio engaged the Company, on an exclusive basis, to assist PharmaBio in connection with its initial public offering. The following summarized the main services to be provided by the Company (collectively, the “PharmaBio Services”):

(i)	Phase 1:

●	Suggesting to hire human resources, if PharmaBio deems necessary;
●	Providing support services to convert financial statements from Japanese tax law basis to Japanese generally accepted accounting principles, if PharmaBio deems necessary;
●	Providing support services to solve accounting issues, if PharmaBio deems necessary;
●	Providing support services to translate accounting documents (i.e., financial statement, general ledger, journal entry) and other documents, if PharmaBio deems necessary;
●	Assisting with introduction to law firms, underwriters and auditing firms for PharmaBio to make its selections at its sole discretion, if PharmaBio deems necessary;
●	Assisting in the preparation of documentation for internal controls required for an initial public offering or de-SPAC transaction by PharmaBio;
●	Providing support services for converting PharmaBio’s financial statements based on United States generally accounting principles, if PharmaBio deems necessary;
●	Providing support services related to the Nasdaq, the New York Stock Exchange or the NYSE American listing, if PharmaBio deems necessary ;
●	Providing support services related to the preparation of Form S-1 or Form F-1, Form S-4 or Form F-4 filings, if PharmaBio deems necessary;
●	Support for investor relations activities, if PharmaBio deems necessary; and
●	Suggesting for preparing of investor presentation/deck and executive summary of PharmaBio’s operation, if PharmaBio deems necessary; and

(ii)	Phase 2:

●	Support for investor relations activities, if PharmaBio deems necessary.

In providing the PharmaBio Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the PharmaBio Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of PharmaBio’s securities; participation in discussions between PharmaBio and potential investors; assisting in structuring any transactions involving the sale of PharmaBio’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in PharmaBio.

In exchange for providing the PharmaBio Services, PharmaBio will pay to the Company $800,000 (the “Services Fee”) as follows:

●	$100,000 of the Services Fee on the PharmaBio Effective Date;
●	$100,000 of the Services Fee 2 months after the PharmaBio Effective Date;
●	$100,000 of the Services Fee 4 months after the PharmaBio Effective Date;
●	$100,000 of the Services Fee 6 months after the PharmaBio Effective Date;
●	$100,000 of the Services Fee on the PharmaBio IPO Closing Date;
●	$300,000 of the Services Fee on the Exercise Date of stock acquisition rights.

PharmaBio Warrant

It is agreed that PharmaBio shall issue stock acquisition rights of Japanese companies, which is equivalent to 3% of outstanding shares one day before public listing in return for and contingent upon its public listing, subject to common practice and procedures prior to the initial public offering for NASDAQ listing. PharmaBio and the Company shall discuss and conclude the separate agreement that shall define specific terms and conditions of stock acquisition rights within six months from the Effective Date.

Jyo Co., Ltd. Service Agreement

On February 23, 2024 (the “Jyo Effective Date”), the Company entered into a Service Agreement (the “Jyo Agreement”) by and between the Company and Jyo Co., Ltd., a Japanese corporation (“Jyo”). Pursuant to the terms of the Jyo Agreement, Jyo engaged the Company, on an exclusive basis, to assist Jyo in connection with its initial public offering. The following summarized the main services to be provided by the Company (collectively, the “Jyo Services”):

(i)	Phase 1:

●	Suggesting to hire human resources, if Jyo deems necessary;
●	Providing support services to convert financial statements from Japanese tax law basis to Japanese generally accepted accounting principles, if Jyo deems necessary;
●	Providing support services to solve accounting issues, if Jyo deems necessary;
●	Providing support services to translate accounting documents (i.e., financial statement, general ledger, journal entry) and other documents, if Jyo deems necessary;
●	Assisting with introduction to law firms, underwriters and auditing firms for Jyo to make its selections at its sole discretion, if Jyo deems necessary;
●	Assisting in the preparation of documentation for internal controls required for an initial public offering or de-SPAC transaction by Jyo;
●	Providing support services for converting Jyo’s financial statements based on United States generally accounting principles, if Jyo deems necessary;
●	Providing support services related to the Nasdaq, the New York Stock Exchange or the NYSE American listing, if Jyo deems necessary ;
●	Providing support services related to the preparation of Form S-1 or Form F-1, Form S-4 or Form F-4 filings, if Jyo deems necessary;
●	Support for investor relations activities, if Jyo deems necessary; and
●	Suggesting for preparing of investor presentation/deck and executive summary of Jyo’s operation, if Jyo deems necessary; and

(ii)	Phase 2:

●	Support for investor relations activities, if Jyo deems necessary.

In providing the Jyo Services, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the Jyo Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation of the sale of Jyo’s securities; participation in discussions between Jyo and potential investors; assisting in structuring any transactions involving the sale of Jyo’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in Jyo.

In exchange for providing the Jyo Services for Phase 1, Jyo will pay to the Company $750,000 (the “Services Fee”) as follows:

●	$250,000 of the Services Fee on the Jyo Effective Date;

●	$150,000 of the Services Fee within 45 days after the Jyo Effective Date;
●	$200,000 of the Services Fee three months after the Jyo Effective Date; and
●	$150,000 of the Services Fee six months after the Jyo Effective Date.

For Phase 2, in return for Jyo’s Nasdaq listing, Jyo will issue and the Company will be entitled to receive, a warrant to acquire a number of shares of capital stock of the entity designated by the Company from Jyo and its affiliated company becoming a publicly traded company. The total amount of such shares will be an amount equal to 2% of the fully diluted share capital of Jyo as of the Jyo Effective Date (subject to adjustment as set forth in the Jyo Agreement).

The term of the Jyo Agreement will continue until the earlier of (i) three years from the Jyo Effective Date; and (ii) two years later from the date on which the stock of Jyo or any successor or resulting entity in the contemplated initial public offering of Jyo’s stock in the U.S. or a merger or other similar transaction with a special purpose acquisition company, or other transaction pursuant to which Jyo or its affiliated company becomes a public traded company in the U.S. The term of the Jyo Agreement may be renewed upon the mutual written agreement of the parties to the Jyo Agreement.

The Jyo Agreement may be terminated by either party upon one month’s written notice to the other party, with the payment set forth in the Jyo Agreement. However, if either party engages in anti-social force activities, the other party will terminate the Jyo Agreement without written notice immediately, and the other party will pay the compensation as set forth in the Jyo Agreement.

Jyo Warrant

On February 23, 2024, Jyo issued to the Company a common stock purchase warrant (the “Jyo Warrant”) to purchase 80 shares of Jyo capital stock, subject to adjustment as set forth in the Jyo Warrant. Pursuant to the terms of the Jyo Warrant, the Company may, at any time (i) on or after the earlier of the date that either (a) Jyo completes its first listing on any tier of the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American; (b) Jyo consummates a merger or other transaction with a special purpose acquisition company (“SPAC”) wherein Jyo becomes a subsidiary of the SPAC; or (c) Jyo consummates any other Jyo Fundamental Transaction (as defined in the Jyo Warrant) (the “Jyo Trigger Date”); and (ii) on or prior to the close of business on the tenth anniversary of the Jyo Trigger Date, exercise the Jyo Warrant to purchase 80 shares of Jyo’s capital stock (subject to adjustment as provided in the Jyo Warrant), which represents 2% of Jyo’s issued and outstanding common stock as of the issuance date of the Jyo Warrant, for an exercise price per share of $0.01, subject to adjustment as provided in the Jyo Warrant. The number of shares for which the Jyo Warrant will be exercisable will be automatically adjusted on the Jyo Trigger Date to be 2% of the fully diluted number and class of shares of capital stock of Jyo as of the Jyo Trigger Date, following completion of the transactions which caused the Jyo Trigger Date to be achieved. The Jyo Warrant contains a 9.99% equity blocker.

Cash Dividend

On April 1, 2024, the Board of Directors of the Company declared a cash dividend of $0.02 per share of the Company’s common shares to be paid on May 3, 2024 to shareholders of record as of April 26, 2024. The Company may issue quarterly dividends going forward, contingent upon the financial results. The four potential annual dividends may be equal to or greater than the April 2024 dividend.

Noncompliance with Nasdaq’s Minimum Bid Price Requirement

On October 26, 2023, the Company received written notice (the “Bid Price Notice”) from the Nasdaq Listing Qualification Department (the “Nasdaq Staff”) indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “HTCR.”

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the then-last 30 consecutive business days, the Company did not meet this requirement. The Bid Price Notice indicated that the Company would be provided 180 calendar days, or until April 23, 2024, in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock was at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff would provide the Company with written confirmation of compliance and the matter will be closed.

Alternatively, if the Company failed to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but met the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provided written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then the Company may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2).

On April 24, 2024, the Company received written notice from the Nasdaq Staff indicating that although the Company was not in compliance with the Minimum Bid Price Requirement, the Nasdaq Staff determined that the Company is eligible for an additional 180 calendar day period, or until October 21, 2024, to regain compliance. The Nasdaq Staff indicated that its determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all of the other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Accordingly, there is no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “HTCR.”

If at any time during this additional time period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with written confirmation of compliance and the matter will be closed.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement, even if it maintains compliance with the other listing requirements. The Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with Minimum Bid Price Requirement.

Financial Overview

For the three months ended March 31, 2024 and 2023, we generated revenues of $5,046,732 and $8,734,150, respectively, and reported net loss of $1,478,002 and net income of $1,808,037, respectively, and cash flows provided by operating activities of $741,381 and cash flows used in operating activities of $1,048,059, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2024, we had an accumulated deficit of $16,096,819.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended March 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended March 31,
	2024		2023		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$5,046,732	100.0%	$8,734,150	100.0%	$(3,687,418)	-42.2%
Cost of revenues	3,014,543	59.7%	3,101,066	35.5%	(86,523)	-2.8%
Gross profit	2,032,189	40.3%	5,633,084	64.5%	(3,600,895)	-63.9%

Operating expenses:
Selling expenses	219,707	4.4%	568,642	6.5%	(348,935)	-61.4%
General and administrative expenses	2,406,303	47.6%	2,685,207	30.8%	(278,904)	-10.4%
Research and development expenses	89,134	1.8%	79,624	0.9%	9,510	11.9%
Total operating expenses	2,715,144	53.8%	3,333,473	38.2%	(618,329)	-18.5%

Income (loss) from operations	(682,955)	-13.5%	2,299,611	26.3%	(2,982,566)	-129.7%

Other income (expenses)	(875,214)	-17.4%	169,874	2.0%	(1,045,088)	-615.2%

Income (loss) before income tax provision	(1,558,169)	-30.9%	2,469,485	28.3%	(4,027,654)	-163.1%

Income tax expense (benefit)	(80,167)	-1.6%	661,448	7.6%	(741,615)	-112.1%

Net income (loss)	(1,478,002)	-29.3%	1,808,037	20.7%	(3,286,039)	-181.7%

Less: net loss attributable to non-controlling interests	(144,652)	-2.9%	(74,252)	-0.9%	(70,400)	94.8%

Net income (loss) attributable to HeartCore Enterprises, Inc.	$(1,333,350)	-26.4%	$1,882,289	21.6%	$(3,215,639)	-170.8%

Revenues

Our total revenues decreased by $3,687,418, or 42.2%, to $5,046,732 for the three months ended March 31, 2024 from $8,734,150 for the three months ended March 31, 2023, mainly attributable to (i) the decreased revenues of $4,617,270 from GO IPO consulting services as the Company’s two IPO consulting customers successfully listed on the Nasdaq in the three months ended March 31, 2023 and the Company received warrants from its customers as noncash consideration from consulting services, while no such revenue in the three months ended March 31, 2024; offset by (ii) an increase of $721,815 in revenues from sale of on-premise software, primarily due to the Company newly obtained two large orders from two customers during three months ended March 31, 2024.

Cost of Revenues

Our total costs of revenues slightly decreased by $86,523, or 2.8%, to $3,014,543 for the three months ended March 31, 2024 from $3,101,066 for the three months ended March 31, 2023, in light of the decrease in sales in GO IPO consulting services and software development and other miscellaneous services, offset by the increase in the costs related to customized software development and services and maintenance and support services.

Gross Profit

Our total gross profit decreased by $3,600,895, or 63.9%, to $2,032,189 for the three months ended March 31, 2024 from $5,633,084 for the three months ended March 31, 2023, mainly attributable to (i) a decrease in gross profit of $4,248,772 from GO IPO consulting services, as we recognized revenues from the warrants of the customers upon customers’ IPO effectiveness in the three months ended March 31, 2023, while no such revenue was recognized in the current period; offset by (ii) an increase in gross profit of $728,871 in sale of on-premise software, as the sale of CMS license increased significantly, while there was not much change in the corresponding costs as the product was developed by ourself, instead of purchasing from outsiders.

For the reasons discussed above, our overall gross profit margin decreased by 24.2% to 40.3% for the three months ended March 31, 2024 from 64.5% in the three months ended March 31, 2023.

Selling Expenses

Our selling expenses decreased by $348,935, or 61.4%, to $219,707 for the three months ended March 31, 2024 from $568,642 in the three months ended March 31, 2023, primarily attributable to a decrease of $280,819 in stock-based compensation, as the Company granted common stocks to the employees of Sigmaways in 2023, and no such event in the current period.

As a percentage of revenues, our selling expenses accounted for 4.4% and 6.5% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $278,904 or 10.4%, to $2,406,303 for the three months ended March 31, 2024 from $2,685,207 in the three months ended March 31, 2023, primarily attributable to (i) a decrease of $479,527 in stock-based compensation, as the Company granted common stocks to the employees of Sigmaways during three months ended March 31, 2024, and no such event in the current period; offset by (ii) an increase of $146,044 in salaries and welfare expenses, as certain sales staff were promoted to executive management, and their compensation was reclassified from selling expenses in 2023 to general and administrative expenses in 2024, and (iii) an increase of $129,677 in office, utility and other expenses, as continuous expansion of our business and establishment of new subsidiary.

As a percentage of revenues, general and administrative expenses were 47.7% and 30.7% of our revenues for the three months ended March 31, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses slightly increased by $9,510 or 11.9%, to $89,134 in the three months ended March 31, 2024 from $79,624 in the three months ended March 31, 2023, primarily attributable to an increase of $65,408 in outsourcing expenses relating to the development of new CMS management screen features in the current period; offset by (ii) a decrease of $55,898 in stock-based compensation, as we granted common stock to the employees of Sigmaways during three months ended March 31, 2023, and no such event in the current period.

As a percentage of revenues, research and development expenses were 1.8% and 0.9% of our revenues for the three months ended March 31, 2024 and 2023, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, interest income generated from bank deposits, interest expense for bank loans and bond, other income, and other expenses. Total other income, net, of $169,874 for the three months ended March 31, 2023 decreased by $1,045,088 or 615.2% to other expenses, net, of $875,214 for the three months ended March 31, 2024, primarily attributable to an increase of $234,082 in loss on fair value changes in investments in marketable securities and an increase of $872,252 in loss on fair value changes in investment in warrants.

Income Tax Expense (Benefit)

Income tax benefit was $80,167 for the three months ended March 31, 2024, a decrease of $741,615, or 112.1% from income tax expense of $661,448 in the three months ended March 31, 2023, primarily due to a net loss in the current period, while we recorded a net income in the three months ended March 31, 2023.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $1,478,002 for the three months ended March 31, 2024, representing a $3,286,039 or 181.7% decrease from a net income of $1,808,037 for the three months ended March 31, 2023.

Net Loss Attributable to Non-controlling Interests

We owned 51% equity interest of Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to the non-controlling interests of $144,652 and $74,252 in the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,333,350 for the three months ended March 31, 2024, representing a $3,215,639 or 170.8% decrease from a net income of $1,882,289 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $1,219,251 in cash as compared to $1,012,479 as of December 31, 2023. We also had $3,086,203 in accounts receivable as of March 31, 2024. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers, as well as amounts billable to the customers for customized software development and services.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2024	2024
Net cash provided by (used in) operating activities	$741,381	$(1,048,059)
Net cash provided by (used in) investing activities	10,814	(722,364)
Net cash used in financing activities	(474,752)	(134,296)
Effect of exchange rate changes	(70,671)	(62,692)
Net change in cash and cash equivalents	206,772	(1,967,411)
Cash and cash equivalents, beginning of the period	1,012,479	7,177,326
Cash and cash equivalents, end of the period	$1,219,251	$5,209,915

Operating Activities

Net cash provided by operating activities was $741,381 for the three months ended March 31, 2024, primarily consisting of the following:

●	Net loss of $1,478,002 for the three months ended March 31, 2024.
●	An increase of $5,060,658 in other liabilities, as we received advance payment of $5,000,000 for the sale of a portion of the warrants we received from one of our GO IPO customers that are exercisable upon the customer’s successful listing.
●	An increase of $295,799 in accounts payable and accrued expenses.
●	A decrease of $234,082 in fair value of investments in marketable shares.
●	A decrease of $678,887 in fair value of investment in warrants.
●	Offset by an increase of $3,257,972 in prepaid expenses, as we made advance payment of $3,360,000 for referral fee.
●	Offset by an increase of $523,110 in accounts receivable due to increased sale of on-premise software in the current period.
●	Offset by a decrease of $300,011 in deferred revenue, due to the decreased upfront payment received for IPO consulting services while we had fewer new customers.

Investing Activities

Net cash provided by investing activities amounted to $10,814 for the three months ended March 31, 2024, primarily consisting of repayment of $10,814 of loan provided to related party.

Financing Activities

Net cash used in financing activities amounted to $474,752 for the three months ended March 31, 2024, primarily consisting of repayment of $207,486 for short-term and long-term debts, and net repayment of $383,353 for factoring arrangement, offset by the proceeds of $68,138 from short-term debt and capital contribution of $67,195 from non-controlling shareholder.

Contractual Obligations

Lease Commitment

The Company has entered into six leases for its office space, one of which was terminated in February 2024, and these leases were classified as operating leases. It has also entered into a lease for office equipment, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases.

As of March 31, 2024, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Leases	Operating Leases
Remaining of 2024	$13,042	$307,508
2025	17,390	386,724
2026	17,390	314,755
2027	17,390	271,204
2028	11,593	271,204
Thereafter	-	901,474
Total lease payments	76,805	2,452,869
Less: imputed interest	(2,206)	(118,527)
Total lease liabilities	74,599	2,334,342
Less: current portion	(16,512)	(374,671)
Non-current lease liabilities	$58,087	$1,959,671

Debts

The Company’s debts included short-term debt and long-term debts borrowed from banks and financial institutions.

As of March 31, 2024, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2024	$280,951
2025	417,472
2026	371,475
2027	398,880
2028	181,679
Thereafter	336,584
Total	$1,987,041

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. These financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the unaudited consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed herein reflect the more significant judgments and estimates used in preparation of our unaudited consolidated financial statements.

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

The Company currently generates its revenue from the following main sources:

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

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the three months ended March 31, 2024 and 2023 that were included in the opening deferred revenue balance was approximately $1.0 million and $0.9 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 9, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time.

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

(c) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Service Agreement, dated as of February 23, 2024, by and between the registrant and Jyo Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.2	Common Stock Purchase Warrant, dated February 23, 2024, issued by Jyo Co., Ltd. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.3†	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Hidekazu Miyata (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).

10.4†	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Keisuke Kuno (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).

10.5†	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Kimio Hosaka (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).

10.6†	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Qizhi Gao (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).

10.7†	Independent Director Agreement dated November 1, 2023, by and between the registrant and Heather Neville (incorporated by reference to Exhibit 10.54 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: May 14, 2024	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: May 14, 2024	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

