Form 10-Q
period 2024-06-30
HeartCore Enterprises, Inc.
filed 2024-08-14
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 20,864,144 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

2

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,806,349	$1,012,479
Accounts receivable	2,440,872	2,623,682
Investments in marketable securities	435,498	642,348
Investment in equity securities	-	300,000
Prepaid expenses	3,877,454	536,865
Current portion of long-term note receivable	100,000	100,000
Due from related party	40,495	44,758
Other current assets	199,221	234,761
Total current assets	10,899,889	5,494,893

Non-current assets:
Accounts receivable, non-current	640,197	-
Property and equipment, net	640,787	763,730
Operating lease right-of-use assets	2,106,466	2,467,889
Intangible asset, net	4,196,875	4,515,625
Goodwill	3,276,441	3,276,441
Long-term investment in SAFE	350,000	-
Long-term investment in equity securities	300,000	-
Long-term investment in warrants	543,120	2,004,308
Long-term note receivable	200,000	200,000
Deferred tax assets	395,743	369,436
Security deposits	310,833	348,428
Long-term loan receivable from related party	145,274	182,946
Other non-current assets	70,309	71
Total non-current assets	13,176,045	14,128,874

Total assets	$24,075,934	$19,623,767

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,757,545	$1,757,038
Accounts payable and accrued expenses – related party	21,579	-
Accrued payroll and other employee costs	628,136	723,305
Due to related party	140	1,476
Short-term debt	-	135,937
Current portion of long-term debts	508,729	371,783
Insurance premium financing	112,488	-
Factoring liability	320,759	562,767
Operating lease liabilities, current	358,377	396,535
Finance lease liabilities, current	15,992	17,445
Income tax payables	1,142	162,689
Deferred revenue	2,207,420	2,166,175
Other current liabilities	9,261,012	216,405
Total current liabilities	15,193,319	6,511,555

Non-current liabilities:
Long-term debts	1,403,569	1,770,352
Operating lease liabilities, non-current	1,804,967	2,135,160
Finance lease liabilities, non-current	52,055	66,779
Deferred tax liabilities	1,175,125	1,264,375
Other non-current liabilities	685,364	208,732
Total non-current liabilities	5,121,080	5,445,398

Total liabilities	20,314,399	11,956,953

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 20,864,144 and 20,842,690 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	2,085	2,083
Additional paid-in capital	19,325,270	19,594,801
Accumulated deficit	(18,047,919)	(14,763,469)
Accumulated other comprehensive income	325,857	331,881
Total HeartCore Enterprises, Inc. shareholders’ equity	1,605,293	5,165,296
Non-controlling interests	2,156,242	2,501,518
Total shareholders’ equity	3,761,535	7,666,814

Total liabilities and shareholders’ equity	$24,075,934	$19,623,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$4,066,388	$5,095,373	$9,113,120	$13,829,523
Cost of revenues	3,260,507	3,586,938	6,275,050	6,688,004
Gross profit	805,881	1,508,435	2,838,070	7,141,519

Operating expenses:
Selling expenses	179,408	488,062	399,115	1,056,704
General and administrative expenses	2,022,409	2,447,887	4,428,712	5,133,094
Research and development expenses	111,268	39,608	200,402	119,232
Total operating expenses	2,313,085	2,975,557	5,028,229	6,309,030

Income (loss) from operations	(1,507,204)	(1,467,122)	(2,190,159)	832,489

Other income (expenses):
Changes in fair value of investments in marketable securities	(196,249)	(229,022)	(430,331)	(229,022)
Changes in fair value of investment in warrants	(558,820)	(27,258)	(1,237,707)	166,107
Interest income	2,030	18,665	4,624	50,270
Interest expenses	(37,040)	(42,614)	(73,701)	(82,454)
Other income	37,858	109,800	134,874	124,001
Other expenses	(23,856)	(7,297)	(49,050)	(36,754)
Total other expenses	(776,077)	(177,726)	(1,651,291)	(7,852)
Income (loss) before income tax provision	(2,283,281)	(1,644,848)	(3,841,450)	824,637
Income tax expense (benefit)	(72,163)	(622,002)	(152,330)	39,446
Net income (loss)	(2,211,118)	(1,022,846)	(3,689,120)	785,191
Less: net loss attributable to non-controlling interests	(260,018)	(111,046)	(404,670)	(185,298)
Net income (loss) attributable to HeartCore Enterprises, Inc.	$(1,951,100)	$(911,800)	$(3,284,450)	$970,489

Other comprehensive income (loss):
Foreign currency translation adjustment	(24,120)	30,533	(13,825)	5,499
Total comprehensive income (loss)	(2,235,238)	(992,313)	(3,702,945)	790,690
Less: comprehensive loss attributable to non-controlling interests	(262,908)	(110,716)	(412,471)	(187,258)
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$(1,972,330)	$(881,597)	$(3,290,474)	$977,948

Net income (loss) per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.09)	$(0.04)	$(0.16)	$0.05
Diluted	$(0.09)	$(0.04)	$(0.16)	$0.05
Weighted average common shares outstanding
Basic	20,864,144	20,842,690	20,859,429	19,959,333
Diluted	20,864,144	20,842,690	20,859,429	19,959,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	Non-controlling Interests	Shareholders’ Equity
Balance, December 31, 2023	20,842,690	$2,083	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	(1,333,350)	-	(1,333,350)	(144,652)	(1,478,002)
Foreign currency translation adjustment	-	-	-	-	15,206	15,206	(4,911)	10,295
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	67,195	67,195
Stock-based compensation	21,454	2	91,710	-	-	91,712	-	91,712
Balance, March 31, 2024	20,864,144	2,085	19,686,511	(16,096,819)	347,087	3,938,864	2,419,150	6,358,014

Net loss	-	-	-	(1,951,100)	-	(1,951,100)	(260,018)	(2,211,118)
Distribution of dividends	-	-	(417,283)	-	-	(417,283)	-	(417,283)
Foreign currency translation adjustment	-	-	-	-	(21,230)	(21,230)	(2,890)	(24,120)
Stock-based compensation	-	-	56,042	-	-	56,042	-	56,042
Balance, June 30, 2024	20,864,144	$2,085	$19,325,270	$(18,047,919)	$325,857	$1,605,293	$2,156,242	$3,761,535

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	Non-controlling Interest	Shareholders’ Equity
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net income (loss)	-	-	-	1,882,289	-	1,882,289	(74,252)	1,808,037
Foreign currency translation adjustment	-	-	-	-	(22,744)	(22,744)	(2,290)	(25,034)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	3,149,750	-	-	3,150,000	-	3,150,000
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	915,159	-	-	915,228	-	915,228
Balance, March 31, 2023	20,842,690	2,083	19,079,516	(8,691,290)	342,093	10,732,402	3,113,458	13,845,860

Net loss	-	-	-	(911,800)	-	(911,800)	(111,046)	(1,022,846)
Foreign currency translation adjustment	-	-	-	-	30,203	30,203	330	30,533
Stock-based compensation	-	-	179,165	-	-	179,165	-	179,165
Balance, June 30, 2023	20,842,690	$2,083	$19,258,681	$(9,603,090)	$372,296	$10,029,970	$3,002,742	$13,032,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(3,689,120)	$785,191
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization expenses	374,946	306,097
Amortization of debt issuance costs	2,296	1,316
Non-cash lease expense	182,546	155,301
Gain on termination of lease	(469)	-
Deferred income taxes	(153,531)	(75,240)
Stock-based compensation	147,754	1,094,393
Warrants received as noncash consideration	-	(4,009,335)
Changes in fair value of investments in marketable securities	430,331	229,022
Changes in fair value of investment in warrants	1,237,707	(166,107)
Loss on disposal of property and equipment	1,894	-
Changes in assets and liabilities:
Accounts receivable	(548,402)	(596,312)
Prepaid expenses	158,110	1,245
Other assets	(7,526)	23,277
Accounts payable and accrued expenses	272,375	(8,359)
Accounts payable and accrued expenses – related party	21,956	-
Accrued payroll and other employee costs	(278,361)	124
Due to related party	(1,246)	4,214
Operating lease liabilities	(183,047)	(147,035)
Income tax payables	(152,697)	106,625
Deferred revenue	165,073	810,639
Other liabilities	558,667	116,382
Net cash flows used in operating activities	(1,460,744)	(1,368,562)

Cash flows from investing activities:
Purchases of property and equipment	(4,134)	(180,451)
Prepayment for property and equipment	(35,209)	-
Advance on note receivable	-	(300,000)
Purchase of long-term investment in SAFE	(350,000)	-
Net proceeds from sale of warrants	5,640,000	-
Repayment of loan provided to related party	21,166	23,715
Payment for acquisition of subsidiary, net of cash acquired	-	(724,910)
Net cash flows provided by (used in) investing activities	5,271,823	(1,181,646)

Cash flows from financing activities:
Payments for finance leases	(8,526)	(11,243)
Proceeds from short-term debt	68,138	-
Repayment of short-term and long-term debts	(281,451)	(411,923)
Repayment of insurance premium financing	(60,201)	(149,250)
Net proceeds from factoring arrangement	-	328,967
Net repayment of factoring arrangement	(242,008)	-
Payments for debt issuance costs	-	(448)
Distribution of dividends	(417,283)	-
Capital contribution from non-controlling shareholder	67,195	-
Net cash flows used in financing activities	(874,136)	(243,897)

Effect of exchange rate changes	(143,073)	(144,480)

Net change in cash and cash equivalents	2,793,870	(2,938,585)
Cash and cash equivalents - beginning of the period	1,012,479	7,177,326
Cash and cash equivalents - end of the period	$3,806,349	$4,238,741

Supplemental cash flow disclosures:
Interest paid	$74,063	$40,083
Income taxes paid	$117,524	$-

Non-cash investing and financing transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$125,735	$-
Insurance premium financing	$172,689	$389,035
Liabilities assumed in connection with purchase of property and equipment	$-	$2,199
Common shares issued for acquisition of subsidiary	$-	$3,150,000
Warrants converted to marketable securities	$223,481	$1,257,868

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

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office (“HeartCore Financial – Japan”), in Japan. HeartCore Financial – Japan is engaged in the business of providing financial consulting services.

HeartCore USA, HeartCore Japan, Sigmaways, Sigmaways B.V., Sigmaways Technologies, HeartCore Financial, HeartCore Capital Advisors, HeartCore Luvina and HeartCore Financial – Japan are hereafter referred to as the Company.

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

Correction of Error in Previously Issued Financial Statements

During the review of the Company’s consolidated financial statements for the six months ended June 30, 2024, the Company identified an error in the consolidated statement of cash flows in the consolidated financial statements for the three months ended March 31, 2024 due to a misclassification between operating and investing activities for the net proceeds received from sale of warrants, and corrected such error through a cumulative out-of-period adjustment in the consolidated statement of cash flows for the six months ended June 30, 3024. The change in prepaid expenses and change in other liabilities in the operating cash flows for the three months ended March 31, 2024 should have been $102,028 and $60,658, respectively, but was stated as $(3,257,972) and $5,060,658, respectively, resulting in net cash flows provided by operating activities overstated by $1,640,000. Concurrently, the Company failed to include net proceeds from sale of warrants included in the investing activities of $1,640,000, resulting in net cash flows provided by investing activities understated by $1,640,000 in the consolidated statement of cash flows for the three months ended March 31, 2024. The error had no impact on the consolidated balance sheet, statement of operations and comprehensive income (loss) and statement of changes in shareholders’ equity.

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on analysis of quantitative and qualitative factors, determined that the error is not material to the previously issued financial statements and the cumulative out-of-period adjustment for the correction of this error is not material to the financial statements for the six months ended June 30, 2024. Therefore, as permitted by SAB108, the Company corrected such error in the current filing through a cumulative out-of-period adjustment in the consolidated statement of cash flows for the six months ended June 30, 3024.

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

	June 30,	December 31,
	2024	2023
Beginning balance	$208,732	$138,018
Liabilities incurred	-	83,821
Accretion expense	176	428
Liabilities settled	(3,779)	-
Foreign currency translation adjustment	(19,765)	(13,535)
Ending balance	$185,364	$208,732

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

In the six months ended June 30, 2024 and 2023, software development costs expensed as incurred amounted to $200,402 and $119,232, respectively. These software development costs were included in the research and development expenses.

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

Investment in Equity Securities

Investment in equity securities represents investment in a privately held entity that does not have a readily determinable fair value or report net asset value. Investment in equity securities is accounted for using a measurement alternative, under which this investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in other income (expenses). Investment in equity securities is classified as long-term if the Company anticipates to dispose of the investment over one year after the date of receipt based on information available as of the date the unaudited consolidated financial statements are issued. The Company did not recognize any impairment loss on investment in equity securities for the six months ended June 30, 2024.

Investment in SAFE

Investment in SAFE represents investment in a privately held entity that does not have a readily determinable fair value or report net asset value through a simple agreement for future equity (“SAFE”). Investment in SAFE is accounted for using a measurement alternative, under which this investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in other income (expenses). Investment in SAFE is classified as long-term if the Company anticipates the equity financing or dissolution or liquidity event prescribed in the SAFE to take place over one year after the date of receipt based on information available as of the date the unaudited consolidated financial statements are issued. The Company did not recognize any impairment loss on investment in SAFE for the six months ended June 30, 2024.

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

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, operating lease right-of-use assets and intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the six months ended June 30, 2024 and 2023.

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

Foreign Currency Translation

The functional currency of HeartCore Japan, HeartCore Capital Advisors and HeartCore Financial – Japan is the Japanese Yen (“JPY”). The functional currency of HeartCore USA, HeartCore Financial and Sigmaways is the United States Dollar (“US$”). The functional currency of Sigmaways B.V. is the Euro (“EUR”). The functional currency of Sigmaways Technologies is the Canada Dollar (“CAD”). The functional currency of HeartCore Luvina is the Vietnam Dong (“VND”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited consolidated statements of operations and comprehensive income (loss).

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

The Company records reduction to revenues for estimated customer returns and allowances. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to revenues in the period in which it makes such a determination. Reserves for customer refunds are included within other current liabilities or other non-current liabilities on the consolidated balance sheets. At a minimum, the Company reviews and refines these estimates on a quarterly basis.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable, current or non-current, in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the six months ended June 30, 2024 and 2023 that were included in the opening deferred revenue balance was approximately $1.5 million and $1.3 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by product/service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the three and six months ended June 30, 2024 and 2023 is as following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from on-premise software	$575,424	$704,268	$1,654,160	$1,061,189
Revenues from maintenance and support services	549,284	874,725	1,177,048	1,576,199
Revenues from software as a service (“SaaS”)	152,248	177,529	291,948	348,573
Revenues from software development and other miscellaneous services	516,561	406,455	964,019	1,086,796
Revenues from customized software development and services	2,122,059	2,294,953	4,299,652	3,926,572
Revenues from consulting services	150,812	637,443	726,293	5,830,194
Total revenues	$4,066,388	$5,095,373	$9,113,120	$13,829,523

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from customer experience management platform	$1,420,584	$1,725,872	$3,480,173	$3,292,309
Revenues from process mining	101,307	188,555	174,462	290,756
Revenues from robotic process automation	102,373	127,283	158,564	213,469
Revenues from task mining	107,362	95,679	153,220	202,767
Revenues from customized software development and services	2,122,059	2,294,953	4,299,652	3,926,572
Revenues from consulting services	150,812	637,443	726,293	5,830,194
Revenues from others	61,891	25,588	120,756	73,456
Total revenues	$4,066,388	$5,095,373	$9,113,120	$13,829,523

As of June 30, 2024 and 2023, and for the periods then ended, the majority of the long-lived assets (excluding intangible asset) and revenues generated were attributed to the Company’s operation in Japan.

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

For the six months ended June 30, 2024, customer A represents 13.7% of the Company’s total revenues. For the six months ended June 30, 2023, customer B, C and D represent 18.2%, 12.8% and 11.8%, respectively, of the Company’s total revenues.

For the six months ended June 30, 2024, no vendor accounts for more than 10% of the Company’s total purchases. For the six months ended June 30, 2023, vendor A and B represent 60.9% and 22.7%, respectively, of the Company’s total purchases.

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

As of June 30, 2024 and December 31, 2023, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below (also see NOTE 6):

Fair Value Measurements as of June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at June 30, 2024
Investments in marketable securities	435,498	-	-	435,498
Long-term investment in warrants	-	-	543,120	543,120

Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Investments in marketable securities	642,348	-	-	642,348
Long-term investment in warrants	-	-	2,004,308	2,004,308

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-09 is effective for public companies for annual reporting periods beginning after December 15, 2023, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements and related disclosures.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2024	2023
Accounts receivable – non-factored	$2,760,310	$2,060,915
Accounts receivable – factored with recourse	320,759	562,767
Total accounts receivable, gross	3,081,069	2,623,682
Less: allowance for credit losses	-	-
Total accounts receivable	3,081,069	2,623,682
Less: current portion	(2,440,872)	(2,623,682)
Accounts receivable, non-current	$640,197	$-

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2024	2023
Prepayments to software and consulting services vendors	$189,168	$199,376
Prepaid marketing and consulting fees	34,269	92,546
Prepaid subscription fees	49,080	95,971
Prepaid insurance premium	152,678	72,668
Referral fee paid in advance	3,360,000	-
Others	92,259	76,304
Total	$3,877,454	$536,865

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023, the Company has a due to related party balance of $140 and $1,476, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $1,246. During the six months ended June 30, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $4,214.

As of June 30, 2024 and December 31, 2023, the Company has a loan receivable balance of $185,769 and $227,704, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the six months ended June 30, 2024 and 2023, the Company received repayments of $21,166 and $23,715, respectively, from this related party.

During the six months ended June 30, 2024, the Company engaged Luvina Software Joint Stock Company, the non-controlling interest shareholder of HeartCore Luvina, for software development and other support services in the amount of $31,590. As of June 30, 2024 and December 31, 2023, the Company has an accounts payable and accrued expenses balance of $21,579 and nil, respectively, to this related party.

NOTE 6 – INVESTMENTS

Investment in SAFE

On April 17, 2024, the Company entered into a simple agreement for future equity (“SAFE”) for $350,000 with Heart-Tech Health, Inc. (“Heart-Tech”), a non-related company, in exchange for the right to be issued certain shares of Heart-Tech’s preferred stock in connection with Heart-Tech’s future equity financing, at a 15% discount to the price per share of the preferred stock sold in the equity financing, subject to a pre-determined valuation cap. Alternatively, upon a dissolution or liquidity event such as a change in control or an initial public offering, the Company is entitled to receive a portion of $350,000. As of June 30, 2024, the Company recorded the investment of $350,000 as an investment in SAFE on the consolidated balance sheet.

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

The following table summarizes the Company’s investment in warrants activities for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023
Fair value of investment in warrants at beginning of the period	$2,004,308	$-
Warrants received as noncash consideration	-	4,009,335
Changes in fair value of investment in warrants	(1,237,707)	166,107
Warrants converted to marketable securities	(223,481)	(1,257,868)
Fair value of investment in warrants at end of the period	$543,120	$2,917,574

Investments in Marketable Securities

The Company’s investments in marketable securities represent stocks received upon the exercise of warrants described above. They are registered for public sale with readily determinable fair values, and are measured at quoted prices on a recurring basis at the end of the period. The following table summarizes the Company’s investments in marketable securities activities for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023
Fair value of investments in marketable securities at beginning of the period	$642,348	$-
Warrants converted to marketable securities	223,481	1,257,868
Changes in fair value of investments in marketable securities	(430,331)	(229,022)
Marketable securities sold	-	-
Fair value of investments in marketable securities at end of the period	$435,498	$1,028,846

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

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2024	2023
Leasehold improvements	$444,237	$496,810
Machinery and equipment	648,113	706,145
Vehicle	81,301	89,859
Software	136,287	150,633
Subtotal	1,309,938	1,443,447
Less: accumulated depreciation	(669,151)	(679,717)
Property and equipment, net	$640,787	$763,730

Depreciation expenses are $56,196 and $40,472 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 9 – INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	June 30,	December 31,
	2024	2023
Customer relationship	$5,100,000	$5,100,000
Less: accumulated amortization	(903,125)	(584,375)
Intangible asset, net	$4,196,875	$4,515,625

Amortization expenses are $318,750 and $265,625 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the future estimated amortization cost for intangible asset is as follows:

Estimated
Year Ended December 31,	Amortization
Remaining of 2024	$318,750
2025	637,500
2026	637,500
2027	637,500
2028	637,500
Thereafter	1,328,125
Total	$4,196,875

NOTE 10 – LEASES

The Company has entered into six leases for its office space, one of which was terminated in February 2024, and these leases were classified as operating leases. It has also entered into a lease for office equipment, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $69,106 and $85,613 are included in property and equipment, net as of June 30, 2024 and December 31, 2023, respectively.

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

The components of lease costs are as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Finance lease costs
Amortization of right-of-use assets	$8,733	$10,902
Interest on lease liabilities	499	86
Total finance lease costs	9,232	10,988
Operating lease costs	198,701	176,809
Total lease costs	$207,933	$187,797

The following table presents supplemental information related to the Company’s leases:

	For the Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$499	$86
Operating cash flows from operating leases	206,648	164,317
Financing cash flows from finance leases	8,526	11,243
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	125,735	-

Weighted average remaining lease term (years)
Finance leases	4.3	0.3
Operating leases	7.2	8.7

Weighted average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.37%	1.32%

As of June 30, 2024, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
Remaining of 2024	$8,394	$198,991
2025	16,787	373,470
2026	16,787	303,852
2027	16,787	261,809
2028	11,192	261,809
Thereafter	-	870,248
Total lease payments	69,947	2,270,179
Less: imputed interest	(1,900)	(106,835)
Total lease liabilities	68,047	2,163,344
Less: current portion	(15,992)	(358,377)
Non-current lease liabilities	$52,055	$1,804,967

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amount to $310,833 and $348,428 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 11 – OTHER LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Accrued consumption taxes	$203,070	$143,702
Advance received for warrants sale*	9,000,000	-
Others	57,942	72,703
Total other current liabilities	$9,261,012	$216,405

*	On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The Company received $9,000,000 during the six months ended June 30, 2024 and recorded it in other current liabilities as the warrants to be transferred are exercisable upon its Consulting Customer’s consummation of the Merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrant agreement it had with the Consulting Customer.

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
Asset retirement obligations	$185,364	$208,732
Customer refund liability**	500,000	-
Total other non-current liabilities	$685,364	$208,732

**	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting service agreement with the customer was terminated and the Company will refund $500,000 to the customer in August 2025.

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

As of June 30, 2024 and December 31, 2023, there was $320,759 and $562,767 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the six months ended June 30, 2024 and 2023, the Company recorded $30,786 and $41,611 in interest expenses related to the Factoring Agreement, respectively.

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

As of June 30, 2024 and December 31, 2023, the balances of the insurance premium financing were $112,488 and nil, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded $7,044 and $18,033, respectively, in interest expenses related to the insurance premium financing.

NOTE 14 – DEBTS

Short-term Debt

The Company’s short-term debt represents a loan borrowed from a financial institution as follows:

Name of Financial Institution	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of June 30, 2024	Balance as of December 31, 2023
Biz Forward Co., Ltd.	JPY19,280,001	(a)	12/26/2023 – 1/31/2024	36.840%	$-	$135,937

(a)	The loan is secured by accounts receivable of HeartCore Japan in the amount of JPY23,882,562.

Long-term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and financial institutions, which consist of the following:

Name of Banks/Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of June 30, 2024	Balance as of December 31, 2023
Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(b)(d)	1/10/2019 – 1/10/2024	0.430%	$-	$70,507
Loans with banks and financial institutions
Resona Bank, Limited	JPY50,000,000	(b)(c)	12/29/2017 – 12/29/2024	0.675%	49,470	54,678
Resona Bank, Limited	JPY10,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	34,945	38,624
Resona Bank, Limited	JPY40,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	139,781	154,495
Resona Bank, Limited	JPY20,000,000	(b)(c)	11/13/2020 – 10/31/2027	1.600%	71,408	78,925
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(b)	12/28/2018 – 7/1/2024	1.475%	10,507	11,612
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	12/30/2019 – 12/30/2026	1.975%	28,113	31,072
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.600%	61,661	68,152
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.000%	61,661	68,152
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	165,859	183,319
The Shoko Chukin Bank, Ltd.	JPY30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	175,108	197,137
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	295,994	327,152
Higashi-Nippon Bank	JPY30,000,000	(b)	3/31/2022 – 3/31/2025	1.400%	84,205	93,070
Higashi-Nippon Bank	JPY30,000,000	(b)(c)	10/11/2023 – 9/30/2028	1.450%	184,996	204,471
First Home Bank	$350,000	(e)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	212,893	229,007
U.S. Small Business Administration	$350,000	(e)	5/30/2020 – 5/30/2050	3.750%	350,000	350,000
Aggregate outstanding principal balances					1,926,601	2,160,373
Less: unamortized debt issuance costs					(14,303)	(18,238)
Less: current portion					(508,729)	(371,783)
Non-current portion					$1,403,569	$1,770,352

(b)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(c)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(d)	The bond is guaranteed by Resona Bank, Limited.
(e)	These debts are guaranteed by Prakash Sadasivam, CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expense for short-term debt and long-term debts was $2,929 and $32,942, respectively, for the six months ended June 30, 2024. Interest expense for short-term debt and long-term debts was nil and $22,810, respectively, for the six months ended June 30, 2023.

As of June 30, 2024, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2024	$260,702
2025	404,497
2026	360,339
2027	386,977
2028	177,502
Thereafter	336,584
Total	$1,926,601

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the six months ended June 30, 2024 and 2023.

For the six months ended June 30, 2024 and 2023, the Company’s income tax expense (benefit) are as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Current	$1,201	$114,686
Deferred	(153,531)	(75,240)
Income tax expense (benefit)	$(152,330)	$39,446

The effective tax rate was 3.97% and 4.78% for the six months ended June 30, 2024 and 2023, respectively.

NOTE 16 – STOCK-BASED COMPENSATION

Options

On August 6, 2021, the Board of Directors and shareholders of the Company approved a 2021 Equity Incentive Plan (the “2021 Plan”), under which 2,400,000 shares of common shares are authorized for issuance.

On February 3, 2023, the Company awarded options to purchase 100,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $1.17 per share to an employee of the Company. The options vest 50% on the grant date and February 1, 2024, respectively, with the expiration date on February 3, 2033.

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (the “2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance. No shares were issued pursuant to the 2023 Plan as of June 30, 2024.

The following table summarizes the stock options activity and related information for the six months ended June 30, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2023	1,466,500	$2.50	8.94	$-
Granted	100,000	1.17	9.61	-
Exercised	-	-	-	-
Forfeited	(2,000)	2.50	-	-
As of June 30, 2023	1,564,500	$2.42	8.52	$26,000

As of January 1, 2024	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(35,000)	2.42	-	-
As of June 30, 2024	1,512,000	$2.41	7.51	$-
Vested and exercisable as of June 30, 2024	813,250	$2.34	7.53	$-

The Company calculated the fair value of options granted in the six months ended June 30, 2023 using the Black-Scholes model. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three and six months ended June 30, 2024, the Company recognized stock-based compensation related to options of $40,597 and $111,044, respectively. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation related to options of $150,481 and $334,816, respectively. The outstanding unamortized stock-based compensation related to options was $266,230 (which will be recognized through December 2025) as of June 30, 2024.

Restricted Stock Units (“RSUs”)

On March 22, 2023, the Company entered into agreements with employees and service providers of Sigmaways and granted 671,350 RSUs pursuant to the 2021 Plan. The RSUs were fully vested upon issuance. The fair value of the RSUs at grant date was $691,491.

The following table summarizes the RSUs activity for the six months ended June 30, 2024 and 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share

Unvested as of January 1, 2023	85,820	$4.95
Granted	671,350	1.03
Vested	(692,804)	1.15
Forfeited	-	-
Unvested as of June 30, 2023	64,366	$4.95

Unvested as of January 1, 2024	64,366	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	-	-
Unvested as of June 30, 2024	42,912	$4.95

For the three and six months ended June 30, 2024, the Company recognized stock-based compensation related to RSUs of $15,445 and $36,710, respectively. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation related to RSUs of $28,684 and $759,577, respectively. The outstanding unamortized stock-based compensation related to RSUs was $64,400 (which will be recognized through February 2026) as of June 30, 2024.

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

On March 29, 2024, the Board of Directors approved a dividend declaration of $0.02 per share of common share for the shareholders of record at the close of business on April 26, 2024. The dividends in the amount of $417,283 were paid on May 3, 2024.

As of June 30, 2024 and December 31, 2023, there were 20,864,144 and 20,842,690 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of June 30, 2024 and December 31, 2023.

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

The computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) per share - basic and diluted
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$(1,951,100)	$(911,800)	$(3,284,450)	$970,489
Denominator
Weighted average number of common shares outstanding used in calculating net income (loss) per share	20,864,144	20,842,690	20,859,429	19,959,333
Net income (loss) per share - basic and diluted	$(0.09)	$(0.04)	$(0.16)	$0.05

For the three and six months ended June 30, 2024 and 2023, the weighted average common shares outstanding are the same for basic and diluted net income (loss) per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

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

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill for the six months ended June 30, 2024 and 2023.

NOTE 20 – SUBSEQUENT EVENT

On July 22, 2024, the Board of Directors of the Company declared a cash dividend of $0.02 per share of the Company’s common shares to be paid on August 26, 2024 to shareholders of record as of August 19, 2024.

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

During 2022, we started the GO IPO business, which supports Japanese companies listing on Nasdaq and NYSE in the United States. As of August 14, 2024, we have entered into consulting agreements with 14 companies to assist them in their IPO process, pursuant to which we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share .

On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The Company received $9,000,000 during the six months ended June 30, 2024 and recorded it in other current liabilities as the warrants to be transferred are exercisable upon its Consulting Customer’s consummation of the Merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrant agreement it had with the Consulting Customer.

In July 2024, BloomZ Inc. (“BloomZ”), one of our Go IPO clients, successfully began trading on The Nasdaq Capital Market. We hope that this marks the beginning of a second wave of initial public offerings for our Go IPO clients, as we are optimistic regarding the backlog of Go IPO deals.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our wholly owned subsidiary, HeartCore Co., Ltd. (“HeartCore Japan”), a Japanese corporation, which was established in Japan by Mr. Sumitaka Yamamoto, our CEO, in 2009.

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

In the first quarter of 2023, we formed HeartCore Financial, Inc. (“HeartCore Financial”) in the U.S. and HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”) in Japan, as a part of our Go IPO consulting business. In the fourth quarter of 2023, we formed HeartCore Luvina Vietnam Company Limited in Vietnam (“HeartCore Luvina”), which is engaged in the business of software development.

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

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office, in Japan.

Recent Developments

Sale of Warrants

On February 29, 2024, the Company entered into a warrants transfer agreement with an unrelated third party to sell a warrant it received from a Go IPO client as non-cash consideration from consulting services for $9,000,000 in cash. The Company received $9,000,000 during the six months ended June 30, 2024 and recorded it in other current liabilities as the warrants were exercisable upon the Go IPO’s client’s consummation of a merger with a special purpose acquisition company or the occurrence of other fundamental events, as described in the warrant agreement between the Company and the Go IPO client.

Cash Dividends

On March 29, 2024, the Board of Directors of the Company declared a cash dividend of $0.02 per share of the Company’s common shares. The dividend was paid on May 3, 2024 to shareholders of record as of April 26, 2024, resulting in an aggregate of $417,283 in total dividends paid by the Company.

On July 22, 2024, the Board of Directors of the Company declared a cash dividend of $0.02 per share of the Company’s common shares. The dividend will be paid on August 26, 2024 to shareholders of record as of August 19, 2024, resulting in an aggregate of $417,283 in total dividends to be paid by the Company.

The Company may continue to issue quarterly dividends going forward, contingent upon Board of Directors approval, following review of the Company’s then-current financial results. Future dividends, if any, may be less than, equal to or greater than recent dividends.

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

Financial Overview

For the three months ended June 30, 2024 and 2023, we generated revenues of $4,066,388 and $5,095,373, respectively, reported a net loss of $2,211,118 and $1,022,846, respectively.

For the six months ended June 30, 2024 and 2023, we generated revenues of $9,113,120 and $13,829,523, respectively, reported a net loss of $3,689,120 and net income of $785,191, respectively, and had cash flows used in operating activities of $1,460,744 and 1,368,562, respectively. As noted in our unaudited consolidated financial statements, as of June 30, 2024, we had an accumulated deficit of $18,047,919.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended June 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended June 30,
	2024		2023		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$4,066,388	100.0%	$5,095,373	100.0%	$(1,028,985)	-20.2%
Cost of revenues	3,260,507	80.2%	3,586,938	70.4%	(326,431)	-9.1%
Gross profit	805,881	19.8%	1,508,435	29.6%	(702,554)	-46.6%

Operating expenses:
Selling expenses	179,408	4.4%	488,062	9.6%	(308,654)	-63.2%
General and administrative expenses	2,022,409	49.7%	2,447,887	48.0%	(425,478)	-17.4%
Research and development expenses	111,268	2.7%	39,608	0.8%	71,660	180.9%
Total operating expenses	2,313,085	56.8%	2,975,557	58.4%	(662,472)	-22.3%

Loss from operations	(1,507,204)	-37.0%	(1,467,122)	-28.8%	(40,082)	2.7%

Other expenses	(776,077)	-19.1%	(177,726)	-3.5%	(598,351)	336.7%

Loss before income tax provision	(2,283,281)	-56.1%	(1,644,848)	-32.3%	(638,433)	38.8%

Income tax benefit	(72,163)	-1.8%	(622,002)	-12.2%	549,839	-88.4%

Net loss	(2,211,118)	-54.3%	(1,022,846)	-20.1%	(1,188,272)	116.2%

Less: net loss attributable to non-controlling interests	(260,018)	-6.4%	(111,046)	-2.2%	(148,972)	134.2%

Net loss attributable to HeartCore Enterprises, Inc.	$(1,951,100)	-47.9%	$(911,800)	-17.9%	$(1,039,300)	114.0%

Revenues

Our total revenues decreased by $1,028,985, or 20.2%, to $4,066,388 for the three months ended June 30, 2024 from $5,095,373 for the three months ended June 30, 2023, mainly attributable to (i) the decreased revenues of $486,631 from GO IPO consulting services as in the three months ended June 30, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting service agreement with the customer was terminated and the Company will refund $500,000 to the customer; (ii) the decreased revenues of $325,441 in maintenance and supporting services, as we entered into a significant maintenance service contract with a customer in the three months ended June 30, 2023 while there was no such contract in the current period ; and (iii) the decreased revenues of $172,894 in customized software development and services due to intense competition in software industry.

Cost of Revenues

Our total costs of revenues decreased by $326,431, or 9.1%, to $3,260,507 for the three months ended June 30, 2024 from $3,586,938 for the three months ended June 30, 2023, in light of the decrease in sales in GO IPO consulting services and on-premise software, offset by the increase in the costs related to customized software development and services and software as a service.

Gross Profit

Our total gross profit decreased by $702,554, or 46.6%, to $805,881 for the three months ended June 30, 2024 from $1,508,435 for the three months ended June 30, 2023, mainly attributable to (i) a decrease in gross profit of $118,376 from GO IPO consulting services due to the consulting service agreement termination with a customer that resulted in reduction of consulting service revenues in the three months ended June 30, 2024; (ii) a decrease in gross profit of $346,136 in maintenance and support services in light of the decrease in sales; and (iii) a decrease in gross profit of $289,934 in customized software development and services in light of the increase in costs due to intense market competition.

For the reasons discussed above, our overall gross profit margin decreased by 9.8% to 19.8% for the three months ended June 30, 2024 from 29.6% in the three months ended June 30, 2023.

Selling Expenses

Our selling expenses decreased by $308,654, or 63.2%, to $179,408 for the three months ended June 30, 2024 from $488,062 in the three months ended June 30, 2023, primarily attributable to (i) a decrease of $222,924 in advertising expenses due to less advertising activities in the current period; and (ii) a decrease of $77,580 in sales commission in light of the decrease in revenues.

As a percentage of revenues, our selling expenses accounted for 4.4% and 9.6% of our total revenues for the three months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $425,478, or 17.4%, to $2,022,409 for the three months ended June 30, 2024 from $2,447,887 in the three months ended June 30, 2023, primarily attributable to (i) a decrease of $230,118 in salaries and welfare due to the retirement of certain senior employees; and (ii) a decrease of $243,627 in office, utility, and other expenses due to our effort to reduce operating costs.

As a percentage of revenues, our general and administrative expenses were 49.7% and 48.0% of our total revenues for the three months ended June 30, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses slightly increased by $71,660, or 180.9%, to $111,268 in the three months ended June 30, 2024 from $39,608 in the three months ended June 30, 2023, primarily attributable to an increase of $72,559 in outsourcing expenses relating to the development of new CMS management screen features in the current period.

As a percentage of revenues, our research and development expenses were 2.7% and 0.8% of our total revenues for the three months ended June 30, 2024 and 2023, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, interest income generated from bank deposits, interest expense for bank loans and bond, other income, and other expenses. Other expenses, net, of $177,726 for the three months ended June 30, 2023 increased by $598,351, or 336.7%, to other expenses, net, of $776,077 for the three months ended June 30, 2024, primarily attributable to an increase of $531,562 in loss on fair value changes in investment in warrants.

Income Tax Benefit

Income tax benefit was $72,163 in the three months ended June 30, 2024, a decrease of $549,839, or 88.4%, from income tax benefit of $622,002 in the three months ended June 30, 2023, primarily due to a net loss before income tax provision in the current period, while we recorded a net income before income tax provision in the three months ended March 31, 2023 and the Company started to consider net operating losses carried forward from previous years in income tax calculation and recognized an income tax benefit in the three months ended June 30, 2023 to offset the income tax expense recognized in the prior quarter.

Net Loss

As a result of the foregoing, we reported a net loss of $2,211,118 for the three months ended June 30, 2024, representing a $1,188,272, or 116.2%, increase from a net loss of $1,022,846 for the three months ended June 30, 2023.

Net Loss Attributable to Non-controlling Interests

We owned 51% equity interest in Sigmaways and its subsidiaries and 51% equity interest in HeartCore Luvina. Accordingly, we recorded net loss attributable to non-controlling interests of $260,018 and $111,046 for the three months ended June 30, 2024 and 2023, respectively.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,951,100 for the three months ended June 30, 2024, representing a $1,039,300, or 114.0%, increase from a net loss attributable to HeartCore Enterprises, Inc. of $911,800 for the three months ended June 30, 2023.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our operating results as reflected in our unaudited statements of operations during the six months ended June 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Six Months Ended June 30,
	2024		2023		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$9,113,120	100.0%	$13,829,523	100.0%	$(4,716,403)	-34.1%
Cost of revenues	6,275,050	68.9%	6,688,004	48.4%	(412,954)	-6.2%
Gross profit	2,838,070	31.1%	7,141,519	51.6%	(4,303,449)	-60.3%

Operating expenses:
Selling expenses	399,115	4.4%	1,056,704	7.6%	(657,589)	-62.2%
General and administrative expenses	4,428,712	48.6%	5,133,094	37.1%	(704,382)	-13.7%
Research and development expenses	200,402	2.2%	119,232	0.9%	81,170	68.1%
Total operating expenses	5,028,229	55.2%	6,309,030	45.6%	(1,280,801)	-20.3%

Income (loss) from operations	(2,190,159)	-24.1%	832,489	6.0%	(3,022,648)	-363.1%

Other expenses	(1,651,291)	-18.1%	(7,852)	-0.1%	(1,643,439)	20,930.2%

Income (loss) before income tax provision	(3,841,450)	-42.2%	824,637	5.9%	(4,666,087)	-565.8%

Income tax expense (benefit)	(152,330)	-1.7%	39,446	0.3%	(191,776)	-486.2%

Net income (loss)	(3,689,120)	-40.5%	785,191	5.6%	(4,474,311)	-569.8%

Less: net loss attributable to non-controlling interests	(404,670)	-4.4%	(185,298)	-1.4%	(219,372)	118.4%

Net income (loss) attributable to HeartCore Enterprises, Inc.	$(3,284,450)	-36.1%	$970,489	7.0%	$(4,254,939)	-438.4%

Revenues

Our total revenues decreased by $4,716,403, or 34.1%, to $9,113,120 for the six months ended June 30, 2024 from $13,829,523 for the six months ended June 30, 2023, mainly attributable to (i) the decreased revenues of $5,103,901 from GO IPO consulting services as the Company’s two IPO consulting customers successfully listed on the Nasdaq in the six months ended June 30, 2023 and the Company received warrants from its customers as non-cash consideration from consulting services, while there was no such activity in the six months ended June 30, 2024; (ii) the decreased revenues of $399,151 from maintenance and support services, as we entered into a significant maintenance service contract with a customer in the six months ended June 30, 2023 while there was no such contract in the current period; offset by (iii) an increase of $592,971 in revenues from sale of on-premise software, primarily due to the Company newly obtained two large orders from two customers during the six months ended June 30, 2024.

Cost of Revenues

Our total costs of revenues slightly decreased by $412,954, or 6.2%, to $6,275,050 for the six months ended June 30, 2024 from $6,688,004 for the six months ended June 30, 2023, mainly in light of the decrease in sales in GO IPO consulting services.

Gross Profit

Our total gross profit decreased by $4,303,449, or 60.3%, to $2,838,070 for the six months ended June 30, 2024 from $7,141,519 for the six months ended June 30, 2023, mainly attributable to (i) a decrease in gross profit of $4,367,148 from GO IPO consulting services, as we recognized revenues from the warrants of the customers upon customers’ IPO effectiveness in the six months ended June 30, 2023, while there was no such activity in the current period; (ii) a decrease in gross profit of $483,044 in maintenance and support services in light of the decrease in sales; offset by (iii) an increase in gross profit of $759,015 in sales of on-premise software, as the sales of CMS license increased significantly, while there was not much change in the corresponding costs as the product was developed by ourself, instead of purchasing from outsiders.

For the reasons discussed above, our overall gross profit margin decreased by 20.5% to 31.1% for the six months ended June 30, 2024 from 51.6% in the six months ended June 30, 2023.

Selling Expenses

Our selling expenses decreased by $657,589, or 62.2%, to $399,115 for the six months ended June 30, 2024 from $1,056,704 in the six months ended June 30, 2023, primarily attributable to a decrease of $338,863 in stock-based compensation, as the Company granted shares of common stock to employees and service providers of Sigmaways in 2023, and there was no such event in the current period; and (ii) a decrease of $322,142 in advertising expense due to less advertising activities in the current period.

As a percentage of revenues, our selling expenses accounted for 4.4% and 7.6% of our total revenues for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $704,382, or 13.7%, to $4,428,712 for the six months ended June 30, 2024 from $5,133,094 in the six months ended June 30, 2023, primarily attributable to (i) a decrease of $532,207 in stock-based compensation, as the Company granted shares of common stock to employees and service providers of Sigmaways in 2023, and there was no such event in the current period; and (ii) a decrease of $113,950 in office, utility, and other expenses due to our effort to reduce operating costs.

As a percentage of revenues, our general and administrative expenses were 48.6% and 37.1% of our total revenues for the six months ended June 30, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses slightly increased by $81,170, or 68.1%, to $200,402 in the six months ended June 30, 2024 from $119,232 in the six months ended June 30, 2023, primarily attributable to an increase of $137,967 in outsourcing expenses relating to the development of new CMS management screen features in the current period; offset by (ii) a decrease of $56,797 in stock-based compensation, as the Company granted shares of common stock to employees and service providers of Sigmaways in 2023, and there was no such event in the current period.

As a percentage of revenues, our research and development expenses were 2.2% and 0.9% of our total revenues for the six months ended June 30, 2024 and 2023, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, interest income generated from bank deposits, interest expense for bank loans and bond, other income, and other expenses. Other expenses, net, of $7,852 for the six months ended June 30, 2023 increased by $1,643,439, or 20,930.2%, to other expenses, net, of $1,651,291 for the six months ended June 30, 2024, primarily attributable to an increase of $201,309 in loss on fair value changes in investments in marketable securities and an increase of $1,403,814 in loss on fair value changes in investment in warrants.

Income Tax Expense (Benefit)

Income tax benefit was $152,330 for the six months ended June 30, 2024, a decrease of $191,776, or 486.2%, from income tax expense of $39,446 in the six months ended June 30, 2023, primarily due to a net loss before income tax provision in the current period, while we recorded a net income before income tax provision in the six months ended June 30, 2023.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $3,689,120 for the six months ended June 30, 2024, representing a $4,474,311, or 569.8%, decrease from a net income of $785,191 for the six months ended June 30, 2023.

Net Loss Attributable to Non-controlling Interests

We owned 51% equity interest in Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to non-controlling interests of $404,670 and $185,298 for the six months ended June 30, 2024 and 2023, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $3,284,450 for the six months ended June 30, 2024, representing a $4,254,939, or 438.4%, decrease from a net income attributable to HeartCore Enterprises, Inc. of $970,489 for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $3,806,349 in cash and cash equivalents, as compared to $1,012,479 as of December 31, 2023. We also had $2,440,872 in accounts receivable, current as of June 30, 2024. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers, as well as amounts billable to the customers for customized software development and services.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
Net cash flows used in operating activities	$(1,460,744)	$(1,368,562)
Net cash flows provided by (used in) investing activities	5,271,823	(1,181,646)
Net cash flows used in financing activities	(874,136)	(243,897)
Effect of exchange rate changes	(143,073)	(144,480)
Net change in cash and cash equivalents	2,793,870	(2,938,585)
Cash and cash equivalents, beginning of the period	1,012,479	7,177,326
Cash and cash equivalents, end of the period	$3,806,349	$4,238,741

Operating Activities

Net cash flows used in operating activities was $1,460,744 for the six months ended June 30, 2024, primarily consisting of the following:

●	Net loss of $3,689,120 for the six months ended June 30, 2024.
●	Depreciation and amortization expenses of $374,946.
●	Non-cash lease expense of $182,546.
●	A loss of $430,331 on fair value changes in investments in marketable shares.
●	A loss of $1,237,707 on fair value changes in investment in warrants.
●	An increase of $548,402 in accounts receivable due to increased sale of on-premise software in the current period.
●	Offset by an increase of $558,667 in other liabilities, mainly because we terminated the consulting service agreement with a customer and will refund $500,000 to the customer.

Investing Activities

Net cash flows provided by investing activities amounted to $5,271,823 for the six months ended June 30, 2024, primarily attributable to net proceeds from sale of unearned warrants of $5,640,000, offset by payment of $350,000 to purchase long-term investment in SAFE and prepayment of $35,209 for property and equipment.

Financing Activities

Net cash flows used in financing activities amounted to $874,136 for the six months ended June 30, 2024, primarily consisting of repayment of $281,451 for short-term and long-term debts, and net repayment of $242,008 for factoring arrangement, and dividend distribution of $417,283.

Contractual Obligations

Lease Commitment

The Company has entered into six leases for its office space, one of which was terminated in February 2024, and these leases were classified as operating leases. It has also entered into a lease for office equipment, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases.

As of June 30, 2024, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ending December 31,	Finance Leases	Operating Leases
Remaining of 2024	$8,394	$198,991
2025	16,787	373,470
2026	16,787	303,852
2027	16,787	261,809
2028	11,192	261,809
Thereafter	-	870,248
Total lease payments	69,947	2,270,179
Less: imputed interest	(1,900)	(106,835)
Total lease liabilities	68,047	2,163,344
Less: current portion	(15,992)	(358,377)
Non-current lease liabilities	$52,055	$1,804,967

Debts

The Company’s debts included long-term debts borrowed from banks and financial institutions.

As of June 30, 2024, future minimum principal payments for long-term debts are as follows:

Principal
Year Ending December 31,	Payment
Remaining of 2024	$260,702
2025	404,497
2026	360,339
2027	386,977
2028	177,502
Thereafter	336,584
Total	$1,926,601

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Revenue Recognition

The Company recognizes revenues under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”.

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

The Company records reduction to revenues for estimated customer returns and allowances. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to revenues in the period in which it makes such a determination. Reserves for customer refunds are included within other current liabilities or other non-current liabilities on the consolidated balance sheets. At a minimum, the Company reviews and refines these estimates on a quarterly basis.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable, current and non-current, in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the six months ended June 30, 2024 and 2023 that were included in the opening deferred revenue balance was approximately $1.5 million and $1.3 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 9, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

HEARTCORE ENTERPRISES, INC.

Dated: August 14, 2024	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: August 14, 2024	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

