Form 10-Q
period 2024-09-30
HeartCore Enterprises, Inc.
filed 2024-11-14
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 20,933,797 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

2

Item 1. Financial Statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,232,117	$1,012,479
Accounts receivable	2,578,855	2,623,682
Investments in marketable securities	7,349,575	642,348
Investment in equity securities	-	300,000
Prepaid expenses	769,183	536,865
Current portion of long-term note receivable	100,000	100,000
Due from related party	43,852	44,758
Other current assets	177,381	234,761
Total current assets	12,250,963	5,494,893

Non-current assets:
Accounts receivable, non-current	766,972	-
Property and equipment, net	663,447	763,730
Operating lease right-of-use assets	2,184,344	2,467,889
Intangible asset, net	4,037,500	4,515,625
Goodwill	3,276,441	3,276,441
Long-term investment in SAFE	350,000	-
Long-term investment in equity securities	300,000	-
Long-term investment in warrants	551,787	2,004,308
Long-term note receivable	200,000	200,000
Deferred tax assets	392,617	369,436
Security deposits	336,117	348,428
Long-term loan receivable from related party	146,354	182,946
Other non-current assets	15,812	71
Total non-current assets	13,221,391	14,128,874

Total assets	$25,472,354	$19,623,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,779,799	$1,757,038
Accounts payable and accrued expenses – related party	28,772	-
Accrued payroll and other employee costs	633,514	723,305
Due to related party	1,438	1,476
Short-term debt	-	135,937
Current portion of long-term debts	462,121	371,783
Insurance premium financing	65,392	-
Factoring liability	305,472	562,767
Operating lease liabilities, current	382,594	396,535
Finance lease liabilities, current	17,375	17,445
Income tax payables	170,453	162,689
Deferred revenue	1,927,582	2,166,175
Other current liabilities	756,766	216,405
Total current liabilities	6,531,278	6,511,555

Non-current liabilities:
Long-term debts	1,382,048	1,770,352
Operating lease liabilities, non-current	1,859,948	2,135,160
Finance lease liabilities, non-current	52,005	66,779
Deferred tax liabilities	1,130,500	1,264,375
Other non-current liabilities	200,818	208,732
Total non-current liabilities	4,625,319	5,445,398

Total liabilities	11,156,597	11,956,953

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 20,864,144 and 20,842,690 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	2,085	2,083
Additional paid-in capital	18,997,059	19,594,801
Accumulated deficit	(6,990,113)	(14,763,469)
Accumulated other comprehensive income	392,397	331,881
Total HeartCore Enterprises, Inc. shareholders’ equity	12,401,428	5,165,296
Non-controlling interests	1,914,329	2,501,518
Total shareholders’ equity	14,315,757	7,666,814

Total liabilities and shareholders’ equity	$25,472,354	$19,623,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$17,850,411	$4,688,908	$26,963,531	$18,518,431
Cost of revenues	3,433,024	3,860,241	9,708,074	10,548,245
Gross profit	14,417,387	828,667	17,255,457	7,970,186

Operating expenses:
Selling expenses	243,110	274,043	642,225	1,330,747
General and administrative expenses	1,966,717	2,172,298	6,395,429	7,305,392
Research and development expenses	107,529	170,071	307,931	289,303
Total operating expenses	2,317,356	2,616,412	7,345,585	8,925,442

Income (loss) from operations	12,100,031	(1,787,745)	9,909,872	(955,256)

Other income (expenses):
Changes in fair value of investments in marketable securities	122,272	(271,740)	(308,059)	(500,762)
Changes in fair value of investment in warrants	2,869,407	(460,672)	1,631,700	(294,565)
Loss on sale of warrants	(3,970,628)	-	(3,970,628)	-
Interest income	10,933	14,363	15,557	64,633
Interest expenses	(31,393)	(42,619)	(105,094)	(125,073)
Other income	24,040	52,640	158,914	176,641
Other expenses	(82,457)	(25,947)	(131,507)	(62,701)
Total other expenses	(1,057,826)	(733,975)	(2,709,117)	(741,827)
Income (loss) before income tax provision	11,042,205	(2,521,720)	7,200,755	(1,697,083)
Income tax expense	225,275	19,413	72,945	58,859
Net income (loss)	10,816,930	(2,541,133)	7,127,810	(1,755,942)
Less: net loss attributable to non-controlling interests	(240,876)	(233,913)	(645,546)	(419,211)
Net income (loss) attributable to HeartCore Enterprises, Inc.	$11,057,806	$(2,307,220)	$7,773,356	$(1,336,731)

Other comprehensive income (loss):
Foreign currency translation adjustment	65,503	(90,743)	51,678	(85,244)
Total comprehensive income (loss)	10,882,433	(2,631,876)	7,179,488	(1,841,186)
Less: comprehensive loss attributable to non-controlling interests	(241,913)	(235,094)	(654,384)	(422,352)
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$11,124,346	$(2,396,782)	$7,833,872	$(1,418,834)

Net income (loss) per common share attributable to HeartCore Enterprises, Inc.
Basic	$0.53	$(0.11)	$0.37	$(0.07)
Diluted	$0.53	$(0.11)	$0.37	$(0.07)
Weighted average common shares outstanding
Basic	20,864,144	20,842,690	20,861,012	20,257,020
Diluted	20,864,144	20,842,690	20,861,012	20,257,020

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	Non-controlling Interests	Shareholders’ Equity
Balance, December 31, 2023	20,842,690	$2,083	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	(1,333,350)	-	(1,333,350)	(144,652)	(1,478,002)
Foreign currency translation adjustment	-	-	-	-	15,206	15,206	(4,911)	10,295
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	67,195	67,195
Stock-based compensation	21,454	2	91,710	-	-	91,712	-	91,712
Balance, March 31, 2024	20,864,144	2,085	19,686,511	(16,096,819)	347,087	3,938,864	2,419,150	6,358,014
Net loss	-	-	-	(1,951,100)	-	(1,951,100)	(260,018)	(2,211,118)
Foreign currency translation adjustment	-	-	-	-	(21,230)	(21,230)	(2,890)	(24,120)
Distribution of dividends	-	-	(417,283)	-	-	(417,283)	-	(417,283)
Stock-based compensation	-	-	56,042	-	-	56,042	-	56,042
Balance, June 30, 2024	20,864,144	2,085	19,325,270	(18,047,919)	325,857	1,605,293	2,156,242	3,761,535
Net income (loss)	-	-	-	11,057,806	-	11,057,806	(240,876)	10,816,930
Foreign currency translation adjustment	-	-	-	-	66,540	66,540	(1,037)	65,503
Distribution of dividends	-	-	(417,283)	-	-	(417,283)	-	(417,283)
Stock-based compensation	-	-	89,072	-	-	89,072	-	89,072
Balance, September 30, 2024	20,864,144	$2,085	$18,997,059	$(6,990,113)	$392,397	$12,401,428	$1,914,329	$14,315,757

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	Non-controlling Interest	Shareholders’ Equity
Balance, December 31, 2022	17,649,886	$1,764	$15,014,607	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net income (loss)	-	-	-	1,882,289	-	1,882,289	(74,252)	1,808,037
Foreign currency translation adjustment	-	-	-	-	(22,744)	(22,744)	(2,290)	(25,034)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	3,149,750	-	-	3,150,000	-	3,150,000
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	915,159	-	-	915,228	-	915,228
Balance, March 31, 2023	20,842,690	2,083	19,079,516	(8,691,290)	342,093	10,732,402	3,113,458	13,845,860
Net loss	-	-	-	(911,800)	-	(911,800)	(111,046)	(1,022,846)
Foreign currency translation adjustment	-	-	-	-	30,203	30,203	330	30,533
Stock-based compensation	-	-	179,165	-	-	179,165	-	179,165
Balance, June 30, 2023	20,842,690	2,083	19,258,681	(9,603,090)	372,296	10,029,970	3,002,742	13,032,712
Net loss	-	-	-	(2,307,220)	-	(2,307,220)	(233,913)	(2,541,133)
Foreign currency translation adjustment	-	-	-	-	(89,562)	(89,562)	(1,181)	(90,743)
Stock-based compensation	-	-	173,306	-	-	173,306	-	173,306
Balance, September 30, 2023	20,842,690	$2,083	$19,431,987	$(11,910,310)	$282,734	$7,806,494	$2,767,648	$10,574,142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,127,810	$(1,755,942)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization expenses	561,659	495,200
Loss (gain) on disposal of property and equipment	1,894	(4,737)
Amortization of debt issuance costs	3,791	2,257
Non-cash lease expense	272,208	254,876
Loss (gain) on termination of lease	(469)	76
Deferred income taxes	(163,199)	(109,690)
Stock-based compensation	236,826	1,267,699
Marketable securities received as noncash consideration	(572,010)	-
Warrants received as noncash consideration	(12,969,683)	(4,009,335)
Changes in fair value of investments in marketable securities	308,059	500,762
Changes in fair value of investment in warrants	(1,631,700)	294,565
Loss on sale of warrants	3,970,628	-
Changes in assets and liabilities:
Accounts receivable	(685,531)	(322,583)
Prepaid expenses	(72,315)	187,269
Other assets	40,761	(23,982)
Accounts payable and accrued expenses	34,752	597,247
Accounts payable and accrued expenses – related party	28,315	-
Accrued payroll and other employee costs	(68,323)	7,471
Due to related party	(7)	7,562
Operating lease liabilities	(275,850)	(231,499)
Income tax payables	17,971	101,058
Deferred revenue	(205,109)	200,256
Other liabilities	540,008	83,809
Net cash flows used in operating activities	(3,499,514)	(2,457,661)

Cash flows from investing activities:
Purchases of property and equipment	(4,134)	(516,658)
Proceeds from disposal of property and equipment	-	24,935
Advance on note receivable	-	(600,000)
Purchase of long-term investment in SAFE	(350,000)	-
Net proceeds from sale of warrants	5,640,000	-
Repayment of loan provided to related party	31,457	34,823
Payment for acquisition of subsidiary, net of cash acquired	-	(724,910)
Net cash flows provided by (used in) investing activities	5,317,323	(1,781,810)

Cash flows from financing activities:
Payments for finance leases	(12,568)	(16,537)
Proceeds from short-term and long-term debts	68,138	219,427
Repayment of short-term and long-term debts	(453,048)	(584,779)
Repayment of insurance premium financing	(107,297)	(266,756)
Net proceeds from factoring arrangement	-	217,250
Net repayment of factoring arrangement	(257,295)	-
Payments for debt issuance costs	-	(656)
Distribution of dividends	(834,566)	-
Capital contribution from non-controlling shareholder	67,195	-
Net cash flows used in financing activities	(1,529,441)	(432,051)

Effect of exchange rate changes	(68,730)	(306,239)

Net change in cash and cash equivalents	219,638	(4,977,761)
Cash and cash equivalents – beginning of the period	1,012,479	7,177,326
Cash and cash equivalents – end of the period	$1,232,117	$2,199,565

Supplemental cash flow disclosures:
Interest paid	$104,880	$59,290
Income taxes paid	$201,035	$91,657

Non-cash investing and financing transactions:
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$-	$93,117
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$125,735	$317,040
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$-	$12,579
Liabilities assumed in connection with purchase of property and equipment	$-	$9,602
Insurance premium financing	$172,689	$389,035
Common shares issued for acquisition of subsidiary	$-	$3,150,000
Warrants converted to marketable securities	$6,443,276	$1,257,868

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

	September 30,	December 31,
	2024	2023
Beginning balance	$208,732	$138,018
Liabilities incurred	-	83,821
Accretion expense	257	428
Liabilities settled	(3,779)	-
Foreign currency translation adjustment	(4,392)	(13,535)
Ending balance	$200,818	$208,732

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

In the nine months ended September 30, 2024 and 2023, software development costs expensed as incurred amounted to $307,931 and $289,303, respectively. These software development costs were included in the research and development expenses.

Investment in Warrants

Investment in warrants represents stock warrants of its consulting service customers. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investment in warrants is classified as long-term if the warrants are exercisable over one year after the date of receipt.

Investments in Marketable Securities

Investments in marketable securities represent equity securities registered for public sale with readily determinable fair value. The marketable securities were obtained through stocks of its customers as noncash consideration from consulting services and through exercise of stock warrants of its consulting service customers and measured at fair value with changes in fair value recognized in other income (expenses).

Investment in Equity Securities

Investment in equity securities represents investment in a privately held entity that does not have a readily determinable fair value or report net asset value. Investment in equity securities is accounted for using a measurement alternative, under which this investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in other income (expenses). Investment in equity securities is classified as long-term if the Company anticipates to dispose of the investment over one year after the date of receipt based on information available as of the date the unaudited consolidated financial statements are issued. The Company did not recognize any impairment loss on investment in equity securities for the nine months ended September 30, 2024.

Investment in SAFE

Investment in SAFE represents investment in a privately held entity that does not have a readily determinable fair value or report net asset value through a simple agreement for future equity (“SAFE”). Investment in SAFE is accounted for using a measurement alternative, under which this investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in other income (expenses). Investment in SAFE is classified as long-term if the Company anticipates the equity financing or dissolution or liquidity event prescribed in the SAFE to take place over one year after the date of receipt based on information available as of the date the unaudited consolidated financial statements are issued. The Company did not recognize any impairment loss on investment in SAFE for the nine months ended September 30, 2024.

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

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, operating lease right-of-use assets and intangible asset, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the nine months ended September 30, 2024 and 2023.

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

The Company records reduction to revenues for estimated customer returns and allowances. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to revenues in the period in which it makes such a determination. Reserves for customer refunds are included within other current liabilities on the consolidated balance sheets. At a minimum, the Company reviews and refines these estimates on a quarterly basis.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable, current or non-current, in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the nine months ended September 30, 2024 and 2023 that were included in the opening deferred revenue balance was approximately $1.8 million and $1.5 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by product/service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the three and nine months ended September 30, 2024 and 2023 is as following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from on-premise software	$681,065	$396,647	$2,335,225	$1,457,836
Revenues from maintenance and support services	557,432	650,603	1,734,480	2,226,802
Revenues from software as a service (“SaaS”)	55,092	148,857	347,040	497,430
Revenues from software development and other miscellaneous services	428,968	474,859	1,392,987	1,561,655
Revenues from customized software development and services	2,243,504	2,405,907	6,543,156	6,332,479
Revenues from consulting services	13,884,350	612,035	14,610,643	6,442,229
Total revenues	$17,850,411	$4,688,908	$26,963,531	$18,518,431

The Company’s disaggregation of revenues by product/service is as following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from customer experience management platform	$1,549,000	$1,403,932	$5,029,173	$4,696,241
Revenues from process mining	13,720	99,618	188,182	390,374
Revenues from robotic process automation	48,171	58,051	206,735	271,520
Revenues from task mining	83,667	74,958	236,887	277,725
Revenues from customized software development and services	2,243,504	2,405,907	6,543,156	6,332,479
Revenues from consulting services	13,884,350	612,035	14,610,643	6,442,229
Revenues from others	27,999	34,407	148,755	107,863
Total revenues	$17,850,411	$4,688,908	$26,963,531	$18,518,431

As of September 30, 2024 and 2023, and for the periods then ended, the majority of the long-lived assets (excluding intangible asset) and revenues generated were attributed to the Company’s operation in Japan.

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

For the nine months ended September 30, 2024, customer A represents 49.3% of the Company’s total revenues. For the nine months ended September 30, 2023, customer B and C represent 14.2% and 13.6%, respectively, of the Company’s total revenues.

For the nine months ended September 30, 2024, no vendor accounts for more than 10% of the Company’s total purchases. For the nine months ended September 30, 2023, vendor A, B, C and D represent 26.4%, 26.2%, 22.1% and 15.9%, respectively, of the Company’s total purchases.

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

As of September 30, 2024 and December 31, 2023, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below (also see NOTE 6):

Fair Value Measurements as of September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at September 30, 2024
Investments in marketable securities	7,349,575	-	-	7,349,575
Long-term investment in warrants	-	-	551,787	551,787

Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Investments in marketable securities	642,348	-	-	642,348
Long-term investment in warrants	-	-	2,004,308	2,004,308

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for public companies for annual reporting periods beginning after December 15, 2023, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited consolidated financial statements and related disclosures.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2024	2023
Accounts receivable – non-factored	$3,040,355	$2,060,915
Accounts receivable – factored with recourse	305,472	562,767
Total accounts receivable, gross	3,345,827	2,623,682
Less: allowance for credit losses	-	-
Total accounts receivable	3,345,827	2,623,682
Less: current portion	(2,578,855)	(2,623,682)
Accounts receivable, non-current	$766,972	$-

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2024	2023
Prepayments to software and consulting services vendors	$238,969	$199,376
Prepaid marketing and consulting fees	262,514	92,546
Prepaid subscription fees	92,735	95,971
Prepaid insurance premium	81,277	72,668
Others	93,688	76,304
Total	$769,183	$536,865

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, the Company has a due to related party balance of $1,438 and $1,476, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $7. During the nine months ended September 30, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $7,562.

As of September 30, 2024 and December 31, 2023, the Company has a loan receivable balance of $190,206 and $227,704, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan was made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the nine months ended September 30, 2024 and 2023, the Company received repayments of $31,457 and $34,823, respectively, from this related party.

During the nine months ended September 30, 2024, the Company engaged Luvina Software Joint Stock Company, the non-controlling interest shareholder of HeartCore Luvina, for software development and other support services in the amount of $150,516. As of September 30, 2024 and December 31, 2023, the Company has an accounts payable and accrued expenses balance of $28,772 and nil, respectively, to this related party.

NOTE 6 – INVESTMENTS

Investment in SAFE

On April 17, 2024, the Company entered into a simple agreement for future equity (“SAFE”) for $350,000 with Heart-Tech Health, Inc. (“Heart-Tech”), a non-related company, in exchange for the right to be issued certain shares of Heart-Tech’s preferred stock in connection with Heart-Tech’s future equity financing, at a 15% discount to the price per share of the preferred stock sold in the equity financing, subject to a pre-determined valuation cap. Alternatively, upon a dissolution or liquidity event such as a change in control or an initial public offering, the Company is entitled to receive a portion of $350,000. As of September 30, 2024, the Company recorded the investment of $350,000 as an investment in SAFE on the consolidated balance sheet.

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

The following table summarizes the Company’s investment in warrants activities for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023
Fair value of investment in warrants at beginning of the period	$2,004,308	$-
Warrants received as noncash consideration	12,969,683	4,009,335
Changes in fair value of investment in warrants	1,631,700	(294,565)
Warrants converted to marketable securities	(6,443,276)	(1,257,868)
Warrants sold*	(9,610,628)	-
Fair value of investment in warrants at end of the period	$551,787	$2,456,902

*	On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The warrants to be transferred are exercisable only upon its Consulting Customer’s consummation of the Merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrant agreement it had with the Consulting Customer. The Company completed its sale of warrants in September 2024 and recorded $3,970,628 in loss on sale of warrants from this transaction.

Investments in Marketable Securities

The Company’s investments in marketable securities represent stocks received from its customers as noncash consideration from consulting services and stocks received upon the exercise of warrants described above. They are registered for public sale with readily determinable fair values, and are measured at quoted prices on a recurring basis at the end of the period. The following table summarizes the Company’s investments in marketable securities activities for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023
Fair value of investments in marketable securities at beginning of the period	$642,348	$-
Marketable securities received as noncash consideration	572,010	-
Warrants converted to marketable securities	6,443,276	1,257,868
Changes in fair value of investments in marketable securities	(308,059)	(500,762)
Marketable securities sold	-	-
Fair value of investments in marketable securities at end of the period	$7,349,575	$757,106

NOTE 7 – LONG-TERM NOTE RECEIVABLE

On September 1, 2023, the Company purchased a $300,000 promissory note from a non-related company. The note bears an interest rate of 4% per annum and matures on September 2, 2026. On the first business day following each annual anniversary of September 1, 2023, the promissory note issuer shall pay to the Company the sum of one-third of the total promissory note amount due and outstanding, including all accrued and unpaid interest as of such time, unless such annual payment has been forgiven by the Company pursuant to certain conditions. The interest rate would be 10% per annum for any amount that is unpaid when due. As of the date of this report, the Company did not receive the first annual payment from the promissory note issuer.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30,	December 31,
	2024	2023
Leasehold improvements	$481,063	$496,810
Machinery and equipment	695,635	706,145
Vehicle	88,040	89,859
Software	147,584	150,633
Subtotal	1,412,322	1,443,447
Less: accumulated depreciation	(748,875)	(679,717)
Property and equipment, net	$663,447	$763,730

Depreciation expenses are $83,534 and $70,200 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 9 – INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	September 30,	December 31,
	2024	2023
Customer relationship	$5,100,000	$5,100,000
Less: accumulated amortization	(1,062,500)	(584,375)
Intangible asset, net	$4,037,500	$4,515,625

Amortization expenses are $478,125 and $425,000 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the future estimated amortization cost for intangible asset is as follows:

Estimated
Year Ended December 31,	Amortization
Remaining of 2024	$159,375
2025	637,500
2026	637,500
2027	637,500
2028	637,500
Thereafter	1,328,125
Total	$4,037,500

NOTE 10 – LEASES

The Company has entered into six leases for its office space, one of which was terminated in February 2024, and these leases were classified as operating leases. The Company has also entered into a lease for office equipment and it was terminated in March 2024, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases. Right-of-use assets of these finance leases in the amount of $70,432 and $85,613 are included in property and equipment, net as of September 30, 2024 and December 31, 2023, respectively.

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

The components of lease costs are as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Finance lease costs
Amortization of right-of-use assets	$12,863	$15,215
Interest on lease liabilities	721	98
Total finance lease costs	13,584	15,313
Operating lease costs	299,304	286,934
Total lease costs	$312,888	$302,247

The following table presents supplemental information related to the Company’s leases:

	For the Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$721	$98
Operating cash flows from operating leases	306,756	257,277
Financing cash flows from finance leases	12,568	16,537
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	-	93,117
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	125,735	317,040
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	-	12,579

Weighted average remaining lease term (years)
Finance leases	4.0	5.0
Operating leases	7.1	7.7

Weighted average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.36%	1.33%

As of September 30, 2024, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
Remaining of 2024	$4,545	$107,999
2025	18,179	403,889
2026	18,179	329,040
2027	18,179	283,512
2028	12,119	283,512
Thereafter	-	942,387
Total lease payments	71,201	2,350,339
Less: imputed interest	(1,821)	(107,797)
Total lease liabilities	69,380	2,242,542
Less: current portion	(17,375)	(382,594)
Non-current lease liabilities	$52,005	$1,859,948

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amount to $336,117 and $348,428 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Accrued consumption taxes	$228,630	$143,702
Customer refund liability*	500,000	-
Others	28,136	72,703
Total other current liabilities	$756,766	$216,405

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting service agreement with the customer was terminated and the Company will refund $500,000 to the customer in August 2025.

NOTE 12 – FACTORING LIABILITY

Sigmaways, the subsidiary acquired by the Company in February 2023, entered into a factoring and security agreement (“Factoring Agreement”) with The Southern Bank Company, an unrelated factor (the “Factor”), in 2017, for the purpose of factoring certain accounts receivable. Under the terms of the Factoring Agreement, the Company may offer for sale, and the Factor may purchase in its sole discretion, certain accounts receivable of the Company (the “Purchased Receivable”). The Factoring Agreement provided for a maximum of $850,000 in Purchased Receivable.

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

As of September 30, 2024 and December 31, 2023, there was $305,472 and $562,767 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the nine months ended September 30, 2024 and 2023, the Company recorded $38,706 and $54,790 in interest expenses related to the Factoring Agreement, respectively.

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

As of September 30, 2024 and December 31, 2023, the balances of the insurance premium financing were $65,392 and nil, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded $10,380 and $25,988, respectively, in interest expenses related to the insurance premium financing.

NOTE 14 – DEBTS

Short-term Debt

The Company’s short-term debt represents a loan borrowed from a financial institution as follows:

Name of Financial Institution	Original Amount Borrowed	Loan Duration	Annual Interest Rate	Balance as of September 30, 2024	Balance as of December 31, 2023
Biz Forward Co., Ltd.	JPY19,280,001(a)	12/26/2023 – 1/31/2024	36.840%	$-	$135,937

(a)	The loan is secured by accounts receivable of HeartCore Japan in the amount of JPY23,882,562.

Long-term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and financial institutions, which consist of the following:

Name of Banks/Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of September 30, 2024	Balance as of December 31, 2023
Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(b)(d)	1/10/2019 – 1/10/2024	0.430%	$-	$70,507
Loans with banks and financial institutions
Resona Bank, Limited	JPY50,000,000	(b)(c)	12/29/2017 – 12/29/2024	0.675%	23,176	54,678
Resona Bank, Limited	JPY10,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	34,056	38,624
Resona Bank, Limited	JPY40,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	136,225	154,495
Resona Bank, Limited	JPY20,000,000	(b)(c)	11/13/2020 – 10/31/2027	1.600%	69,757	78,925
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(b)	12/28/2018 – 7/1/2024	1.475%	-	11,612
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	12/30/2019 – 12/30/2026	1.975%	26,492	31,072
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.600%	61,633	68,152
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.000%	61,633	68,152
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	163,028	183,319
The Shoko Chukin Bank, Ltd.	JPY30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	179,055	197,137
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	294,004	327,152
Higashi-Nippon Bank	JPY30,000,000	(b)	3/31/2022 – 3/31/2025	1.400%	67,975	93,070
Higashi-Nippon Bank	JPY30,000,000	(b)(c)	10/11/2023 – 9/30/2028	1.450%	186,516	204,471
First Home Bank	$350,000	(e)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	204,522	229,007
U.S. Small Business Administration	$350,000	(e)	5/30/2020 – 5/30/2050	3.750%	350,000	350,000
Aggregate outstanding principal balances					1,858,072	2,160,373
Less: unamortized debt issuance costs					(13,903)	(18,238)
Less: current portion					(462,121)	(371,783)
Non-current portion					$1,382,048	$1,770,352

(b)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(c)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(d)	The bond is guaranteed by Resona Bank, Limited.
(e)	These debts are guaranteed by Prakash Sadasivam, CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expense for short-term debt and long-term debts was $3,245 and $52,763, respectively, for the nine months ended September 30, 2024. Interest expense for short-term debt and long-term debts was nil and $44,295, respectively, for the nine months ended September 30, 2023.

As of September 30, 2024, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2024	$99,325
2025	434,474
2026	386,063
2027	414,474
2028	187,152
Thereafter	336,584
Total	$1,858,072

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the nine months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024 and 2023, the Company’s income tax expense are as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Current	$236,144	$168,549
Deferred	(163,199)	(109,690)
Income tax expense	$72,945	$58,859

The effective tax rate was 1.01% and (3.47)% for the nine months ended September 30, 2024 and 2023, respectively.

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

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (the “2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance. No shares were issued pursuant to the 2023 Plan as of September 30, 2024.

The following table summarizes the stock options activity and related information for the nine months ended September 30, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2023	1,466,500	$2.50	8.94	$-
Granted	102,000	1.17	9.36	-
Exercised	-	-	-	-
Forfeited	(9,500)	2.50	-	-
As of September 30, 2023	1,559,000	$2.41	8.27	$-

As of January 1, 2024	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(35,000)	2.42	-	-
As of September 30, 2024	1,512,000	$2.41	7.26	$-
Vested and exercisable as of September 30, 2024	813,250	$2.34	7.28	$-

The Company calculated the fair value of options granted in the nine months ended September 30, 2023 using the Black-Scholes model. Significant assumptions used in the valuation include expected volatility, risk-free interest rate, dividend yield and expected exercise term.

For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation related to options of $73,457 and $184,501, respectively. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation related to options of $144,306 and $479,122, respectively. The outstanding unamortized stock-based compensation related to options was $192,773 (which will be recognized through December 2025) as of September 30, 2024.

Restricted Stock Units (“RSUs”)

On March 22, 2023, the Company entered into agreements with employees and service providers of Sigmaways and granted 671,350 RSUs pursuant to the 2021 Plan. The RSUs were fully vested upon issuance. The fair value of the RSUs at grant date was $691,491.

The following table summarizes the RSUs activity for the nine months ended September 30, 2024 and 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2023	85,820	$4.95
Granted	671,350	1.03
Vested	(692,804)	1.15
Forfeited	-	-
Unvested as of September 30, 2023	64,366	$4.95

Unvested as of January 1, 2024	64,366	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	-	-
Unvested as of September 30, 2024	42,912	$4.95

For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation related to RSUs of $15,615 and $52,325, respectively. For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation related to RSUs of $29,000 and $788,577, respectively. The outstanding unamortized stock-based compensation related to RSUs was $48,785 (which will be recognized through February 2026) as of September 30, 2024.

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

On July 22, 2024, the Board of Directors approved a dividend declaration of $0.02 per share of common share for the shareholders of record at the close of business on August 19, 2024. The dividends in the amount of $417,283 were paid on August 26, 2024.

As of September 30, 2024 and December 31, 2023, there were 20,864,144 and 20,842,690 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of September 30, 2024 and December 31, 2023.

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

The computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per share – basic and diluted
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$11,057,806	$(2,307,220)	$7,773,356	$(1,336,731)
Denominator
Weighted average number of common shares outstanding used in calculating net income (loss) per share	20,864,144	20,842,690	20,861,012	20,257,020
Net income (loss) per share – basic and diluted	$0.53	$(0.11)	$0.37	$(0.07)

For the three and nine months ended September 30, 2024 and 2023, the weighted average common shares outstanding are the same for basic and diluted net income (loss) per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

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

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill for the nine months ended September 30, 2024 and 2023.

NOTE 20 – SUBSEQUENT EVENTS

On October 1, 2024, the Company granted 69,653 RSUs pursuant to the 2023 Plan to four executives of the Company. The RSUs were fully vested upon issuance.

On October 8, 2024, the Company entered into share transfer agreements with multiple third parties to sell 2,304 stocks obtained through exercise of stock warrants of a consulting service customer for approximately $400,000.

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

Business Overview

We are a leading software development company based in Tokyo, Japan. We provide software through two business units. The first business unit, our CX division, includes a customer experience management business (the “CXM Platform”) that has been in existence for 15 years. Our CXM Platform includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

The second business unit, our DX division, is a digital transformation business which provides customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. We also have an ongoing technology innovation team to develop software that supports the narrow needs of large enterprise customers.

During 2022, we started the GO IPO business, which supports Japanese companies listing on The Nasdaq Stock Market and the New York Stock Exchange in the United States. As of November 14, 2024, we have entered into consulting agreements with 14 companies to assist them in their IPO process, pursuant to which we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

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

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office, in Japan.

Recent Developments

Sale of Warrants

On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The warrants to be transferred are exercisable only upon its Consulting Customer’s consummation of the Merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrant agreement it had with the Consulting Customer. The Company completed its sale of warrants in September 2024 and recorded $3,970,628 in loss on sale of warrants from this transaction.

Cash Dividends

On March 29, 2024, the Board of Directors of the Company declared a cash dividend of $0.02 per share of the Company’s common shares. The dividend was paid on May 3, 2024 to shareholders of record as of April 26, 2024, resulting in an aggregate of $417,283 in total dividends paid by the Company.

On July 22, 2024, the Board of Directors of the Company declared a cash dividend of $0.02 per share of the Company’s common shares. The dividend was paid on August 26, 2024 to shareholders of record as of August 19, 2024, resulting in an aggregate of $417,283 in total dividends paid by the Company.

The Company may continue to issue quarterly dividends going forward, contingent upon Board of Directors approval, following review of the Company’s then-current financial results. Future dividends, if any, may be less than, equal to or greater than recent dividends.

Noncompliance with Nasdaq’s Minimum Bid Price Requirement

On October 26, 2023, the Company received written notice (the “Bid Price Notice”) from the Nasdaq Listing Qualifications Department (the “Nasdaq Staff”) indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “HTCR,” and the Company continued to monitor the closing bid price of its common stock and evaluate its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, as of October 26, 2023, based upon the closing bid price for the then-last 30 consecutive business days, the Company no longer met this requirement. The Bid Price Notice indicated that the Company would be provided 180 calendar days, or until April 23, 2024, in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff would provide the Company with written confirmation of compliance and the matter will be closed.

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

On April 24, 2024, the Company received written notice (the “April 2024 Nasdaq Letter”) from the Nasdaq Staff indicating that although the Company was not in compliance with the Minimum Bid Price Requirement, the Nasdaq Staff determined that the Company was eligible for an additional 180 calendar day period, or until October 21, 2024, to regain compliance. The Nasdaq Staff indicated that its determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all of the other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effectuating a reverse stock split, if necessary. Accordingly, there was no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “HTCR.”

If at any time between April 24, 2024 and October 21, 2024, the closing bid price of the Company’s common stock was at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff would provide the Company with written confirmation of compliance and the matter would be closed.

On October 22, 2024, the Company received written notice (the “October 2024 Nasdaq Notice”) from the Nasdaq Staff indicating that the Company was not in compliance with the Minimum Bid Price Requirement. Pursuant to the October 2024 Nasdaq Notice, unless the Company requests an appeal of the determination to delist the Company’s common stock by October 29, 2024, trading of the Company’s common stock will be suspended at the opening of business on October 31, 2024, and a Form 25-NSE will be filed with the SEC which will remove the Company’s securities from listing and registration on Nasdaq.

The Company appealed the determination on October 29, 2024. Submission of the hearing request stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

On November 5, 2024, the Company received written notice from the Nasdaq Staff that the Company demonstrated compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. As a result, the hearing appealed on October 29, 2024 has now been cancelled as the Company regained compliance with the Nasdaq Capital Market’s listing requirements.

Financial Overview

For the three months ended September 30, 2024 and 2023, we generated revenues of $17,850,411 and $4,688,908, respectively, reported a net income of $10,816,930 and a net loss of $2,541,133, respectively.

For the nine months ended September 30, 2024 and 2023, we generated revenues of $26,963,531 and $18,518,431, respectively, reported a net income of $7,127,810 and a net loss of $1,755,942, respectively, and had cash flows used in operating activities of $3,499,514 and $2,457,661, respectively. As noted in our unaudited consolidated financial statements, as of September 30, 2024, we had an accumulated deficit of $6,990,113.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes our operating results as reflected in our unaudited statements of operations during the three months ended September 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended September 30,
	2024		2023		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$17,850,411	100.0%	$4,688,908	100.0%	$13,161,503	280.7%
Cost of revenues	3,433,024	19.2%	3,860,241	82.3%	(427,217)	-11.1%
Gross profit	14,417,387	80.8%	828,667	17.7%	13,588,720	1,639.8%

Operating expenses:
Selling expenses	243,110	1.4%	274,043	5.9%	(30,933)	-11.3%
General and administrative expenses	1,966,717	11.0%	2,172,298	46.3%	(205,581)	-9.5%
Research and development expenses	107,529	0.6%	170,071	3.6%	(62,542)	-36.8%
Total operating expenses	2,317,356	13.0%	2,616,412	55.8%	(299,056)	-11.4%

Income (loss) from operations	12,100,031	67.8%	(1,787,745)	-38.1%	13,887,776	-776.8%

Other expenses	(1,057,826)	-5.9%	(733,975)	-15.7%	(323,851)	44.1%

Income (loss) before income tax provision	11,042,205	61.9%	(2,521,720)	-53.8%	13,563,925	-537.9%

Income tax expense	225,275	1.3%	19,413	0.4%	205,862	1,060.4%

Net income (loss)	10,816,930	60.6%	(2,541,133)	-54.2%	13,358,063	-525.7%

Less: net loss attributable to non-controlling interests	(240,876)	-1.3%	(233,913)	-5.0%	(6,963)	3.0%

Net income (loss) attributable to HeartCore Enterprises, Inc.	$11,057,806	61.9%	$(2,307,220)	-49.2%	$13,365,026	-579.3%

Revenues

Our total revenues increased by $13,161,503, or 280.7%, to $17,850,411 for the three months ended September 30, 2024 from $4,688,908 for the three months ended September 30, 2023, mainly attributable to the increased revenues of $13,272,315 from GO IPO consulting services as two of the Company’s GO IPO customers successfully listed on the Nasdaq in the third quarter of 2024 and the Company recognized revenues from noncash consideration in the form of warrants and ordinary shares from the consulting services customers.

Cost of Revenues

Our total costs of revenues decreased by $427,217, or 11.1%, to $3,433,024 for the three months ended September 30, 2024 from $3,860,241 for the three months ended September 30, 2023, primarily attributable to (i) a decrease of $238,701 in the costs of GO IPO consulting services in line with the decrease in revenues of GO IPO consulting services by excluding the amount recognized from noncash consideration; (ii) a decrease of $219,058 in the costs of customized software development and services in light of the decrease in sales.

Gross Profit

Our total gross profit increased by $13,588,720, or 1,639.8%, to $14,417,387 for the three months ended September 30, 2024 from $828,667 for the three months ended September 30, 2023, mainly attributable to an increase in gross profit of $13,511,016 from GO IPO consulting services as the Company recognized revenues from noncash consideration in the form of warrants and ordinary shares from two of IPO customers upon their IPO effectiveness with no associated costs in the three months ended September 30, 2024, while there was no such event during the three months ended September 30, 2023.

For the reason discussed above, our overall gross profit margin increased by 63.1% to 80.8% for the three months ended September 30, 2024 from 17.7% for the three months ended September 30, 2023.

Selling Expenses

Our selling expenses decreased by $30,933, or 11.3%, to $243,110 for the three months ended September 30, 2024 from $274,043 in the three months ended September 30, 2023, primarily attributable to a decrease of $41,224 in stock-based compensation as the Company granted shares of common stock to employees and service providers of Sigmaways in 2023, and there was no such event in the current period.

As a percentage of revenues, our selling expenses accounted for 1.4% and 5.9% of our total revenues for the three months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $205,581, or 9.5%, to $1,966,717 for the three months ended September 30, 2024 from $2,172,298 in the three months ended September 30, 2023, primarily attributable to a decrease of $230,045 in salaries and welfare due to the retirement of certain employees.

As a percentage of revenues, our general and administrative expenses were 11.0% and 46.3% of our total revenues for the three months ended September 30, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses decreased by $62,542, or 36.8%, to $107,529 in the three months ended September 30, 2024 from $170,071 in the three months ended September 30, 2023, primarily attributable to a decrease of $61,986 in outsourcing expenses relating to the development of new CMS management screen features which will be completed soon.

As a percentage of revenues, our research and development expenses were 0.6% and 3.6% of our total revenues for the three months ended September 30, 2024 and 2023, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, loss on sale of warrants, interest income generated from bank deposits, interest expense for bank loans and bond, other income, and other expenses. Other expenses, net, of $733,975 for the three months ended September 30, 2023 increased by $323,851, or 44.1%, to other expenses, net, of $1,057,826 for the three months ended September 30, 2024, primarily attributable to (i) a loss of $3,970,628 on sale of warrants, offset (ii) by an increase of $3,330,079 in changes in fair value of investment in warrants and (iii) an increase of $394,012 in changes in fair value of investments in marketable securities.

Income Tax Expense

Income tax expense was $225,275 in the three months ended September 30, 2024, an increase of $205,862, or 1,060.4%, from income tax expense of $19,413 in the three months ended September 30, 2023, primarily due to a net income before income tax provision in the current period, while we recorded a net loss before income tax provision in the three months ended September 30, 2023.

Net Income (Loss)

As a result of the foregoing, we reported a net income of $10,816,930 for the three months ended September 30, 2024, representing a $13,358,063, or 525.7%, increase from a net loss of $2,541,133 for the three months ended September 30, 2023.

Net Loss Attributable to Non-controlling Interests

We owned 51% equity interest in Sigmaways and its subsidiaries and 51% equity interest in HeartCore Luvina. Accordingly, we recorded net loss attributable to non-controlling interests of $240,876 and $233,913 for the three months ended September 30, 2024 and 2023, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. of $11,057,806 for the three months ended September 30, 2024, representing a $13,365,026, or 579.3%, increase from a net loss attributable to HeartCore Enterprises, Inc. of $2,307,220 for the three months ended September 30, 2023.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our operating results as reflected in our unaudited statements of operations during the nine months ended September 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Nine Months Ended September 30,
	2024		2023		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$26,963,531	100.0%	$18,518,431	100.0%	$8,445,100	45.6%
Cost of revenues	9,708,074	36.0%	10,548,245	57.0%	(840,171)	-8.0%
Gross profit	17,255,457	64.0%	7,970,186	43.0%	9,285,271	116.5%

Operating expenses:
Selling expenses	642,225	2.4%	1,330,747	7.2%	(688,522)	-51.7%
General and administrative expenses	6,395,429	23.8%	7,305,392	39.4%	(909,963)	-12.5%
Research and development expenses	307,931	1.1%	289,303	1.6%	18,628	6.4%
Total operating expenses	7,345,585	27.3%	8,925,442	48.2%	(1,579,857)	-17.7%

Income (loss) from operations	9,909,872	36.7%	(955,256)	-5.2%	10,865,128	-1,137.4%

Other expenses	(2,709,117)	-10.0%	(741,827)	-4.0%	(1,967,290)	265.2%

Income (loss) before income tax provision	7,200,755	26.7%	(1,697,083)	-9.2%	8,897,838	-524.3%

Income tax expense	72,945	0.3%	58,859	0.3%	14,086	23.9%

Net income (loss)	7,127,810	26.4%	(1,755,942)	-9.5%	8,883,752	-505.9%

Less: net loss attributable to non-controlling interests	(645,546)	-2.4%	(419,211)	-2.3%	(226,335)	54.0%

Net income (loss) attributable to HeartCore Enterprises, Inc.	$7,773,356	28.8%	$(1,336,731)	-7.2%	$9,110,087	-681.5%

Revenues

Our total revenues increased by $8,445,100, or 45.6%, to $26,963,531 for the nine months ended September 30, 2024 from $18,518,431 for the nine months ended September 30, 2023, mainly attributable to the increased revenues of $8,168,414 from GO IPO consulting services as two of the Company’s GO IPO customers successfully listed on the Nasdaq in the third quarter of 2024 and the Company recognized revenues from noncash consideration in the form of warrants and ordinary shares from the consulting services customers of $13.5 million, while only $4 million of revenue recognized from noncash consideration in the form of warrants in the nine months ended September 30, 2023.

Cost of Revenues

Our total cost of revenues decreased by $840,171, or 8.0%, to $9,708,074 for the nine months ended September 30, 2024 from $10,548,245 for the nine months ended September 30, 2023, mainly attributable to (i) a decrease of $975,454 in the costs of GO IPO consulting services in line with the decrease in revenues of GO IPO consulting services by excluding the amount recognized from noncash consideration, offset by (ii) an increase of $259,917 in customized software development and services as the sales increased.

Gross Profit

Our total gross profit increased by $9,285,271, or 116.5%, to $17,255,457 for the nine months ended September 30, 2024 from $7,970,186 for the nine months ended September 30, 2023, mainly attributable to an increase in gross profit of $9,143,868 from GO IPO consulting services, as the Company recognized greater revenues from noncash consideration from IPO customers upon their IPO effectiveness with no associated costs in the nine months ended September 30, 2024 than that recognized in the same period in 2023.

For the reason discussed above, our overall gross profit margin increased by 21.0% to 64.0% for the nine months ended September 30, 2024 from 43.0% in the nine months ended September 30, 2023.

Selling Expenses

Our selling expenses decreased by $688,522, or 51.7%, to $642,225 for the nine months ended September 30, 2024 from $1,330,747 in the nine months ended September 30, 2023, primarily attributable to (i) a decrease of $380,087 in stock-based compensation, as the Company granted shares of common stock to employees and service providers of Sigmaways in 2023, and there was no such event in the current period; and (ii) a decrease of $337,882 in advertising expense due to less advertising activities in the current period.

As a percentage of revenues, our selling expenses accounted for 2.4% and 7.2% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $909,963, or 12.5%, to $6,395,429 for the nine months ended September 30, 2024 from $7,305,392 in the nine months ended September 30, 2023, primarily attributable to (i) a decrease of $566,923 in stock-based compensation, as the Company granted shares of common stock to employees and service providers of Sigmaways in 2023, and there was no such event in the current period; and (ii) a decrease of $314,119 in salaries welfare mainly due to the retirement of certain employees.

As a percentage of revenues, our general and administrative expenses were 23.8% and 39.4% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses slightly increased by $18,628, or 6.4%, to $307,931 in the nine months ended September 30, 2024 from $289,303 in the nine months ended September 30, 2023, primarily attributable to (i) an increase of $75,981 in outsourcing expenses relating to the development of new CMS management screen features in the current period; offset by (ii) a decrease of $57,353 in stock-based compensation, as the Company granted shares of common stock to employees and service providers of Sigmaways in 2023, and there was no such event in the current period.

As a percentage of revenues, our research and development expenses were 1.1% and 1.6% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, loss on sale of warrants, interest income generated from bank deposits, interest expense for bank loans and bond, other income, and other expenses. Other expenses, net, of $741,827 for the nine months ended September 30, 2023 increased by $1,967,290, or 265.2%, to other expenses, net, of $2,709,117 for the nine months ended September 30, 2024, primarily attributable to a loss of $3,970,628 on sale of warrants, offset by an increase of $192,703 in changes in fair value of investments in marketable securities and an increase of $1,926,265 in changes in fair value of investment in warrants.

Income Tax Expense

Income tax expense was $72,945 for the nine months ended September 30, 2024, an increase of $14,086, or 23.9%, from income tax expense of $58,859 in the nine months ended September 30, 2023, primarily due to an income before income tax provision in the current period, while we recorded a loss before income tax provision in the nine months ended September 30, 2023.

Net Income (Loss)

As a result of the foregoing, we reported a net income of $7,127,810 for the nine months ended September 30, 2024, representing a $8,883,752, or 505.9%, increase from a loss of $1,755,942 for the nine months ended September 30, 2023.

Net Loss Attributable to Non-controlling Interests

We owned 51% equity interest in Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to non-controlling interests of $645,546 and $419,211 for the nine months ended September 30, 2024 and 2023, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. of $7,773,356 for the nine months ended September 30, 2024, representing a $9,110,087, or 681.5%, increase from a net loss attributable to HeartCore Enterprises, Inc. of $1,336,731 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $1,232,117 in cash and cash equivalents, as compared to $1,012,479 as of December 31, 2023. We also had $2,578,855 in accounts receivable, current as of September 30, 2024. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers, as well as amounts billable to the customers for customized software development and services.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
Net cash flows used in operating activities	$(3,499,514)	$(2,457,661)
Net cash flows provided by (used in) investing activities	5,317,323	(1,781,810)
Net cash flows used in financing activities	(1,529,441)	(432,051)
Effect of exchange rate changes	(68,730)	(306,239)
Net change in cash and cash equivalents	219,638	(4,977,761)
Cash and cash equivalents, beginning of the period	1,012,479	7,177,326
Cash and cash equivalents, end of the period	$1,232,117	$2,199,565

Operating Activities

Net cash flows used in operating activities was $3,499,514 for the nine months ended September 30, 2024, primarily consisting of the following:

●	Net income of $7,127,810 for the nine months ended September 30, 2024.
●	Marketable securities and warrants received as noncash consideration in total of $13,541,693 as two of our IPO consulting customers completed the IPO during the current period.
●	A gain of $1,631,700 on fair value changes in investment in warrants.
●	An increase of $685,531 in accounts receivable due to increased sale of on-premise software in the current period.
●	Offset by loss of $3,970,628 recognized on sale of warrants to a third party.
●	Offset by depreciation and amortization expenses of $561,659.
●	Offset by an increase of $540,008 in other liabilities, mainly because we terminated the consulting service agreement with a GO IPO customer and will refund $500,000 to the customer.

Investing Activities

Net cash flows provided by investing activities amounted to $5,317,323 for the nine months ended September 30, 2024, primarily attributable to net proceeds from sale of warrants of $5,640,000, offset by payment of $350,000 to purchase long-term investment in SAFE.

Financing Activities

Net cash flows used in financing activities amounted to $1,529,441 for the nine months ended September 30, 2024, primarily consisting of repayment of $453,048 for short-term and long-term debts, net repayment of $257,295 for factoring arrangement, and dividend distribution of $834,566.

Contractual Obligations

Lease Commitment

The Company has entered into six leases for its office space, one of which was terminated in February 2024, and these leases were classified as operating leases. It has also entered into a lease for office equipment and it was terminated in March 2024, and two leases for vehicles, one of which was terminated in September 2023, and these leases were classified as finance leases.

As of September 30, 2024, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Leases	Operating Leases
Remaining of 2024	$4,545	$107,999
2025	18,179	403,889
2026	18,179	329,040
2027	18,179	283,512
2028	12,119	283,512
Thereafter	-	942,387
Total lease payments	71,201	2,350,339
Less: imputed interest	(1,821)	(107,797)
Total lease liabilities	69,380	2,242,542
Less: current portion	(17,375)	(382,594)
Non-current lease liabilities	$52,005	$1,859,948

Debts

The Company’s debts included long-term debts borrowed from banks and financial institutions.

As of September 30, 2024, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2024	$99,325
2025	434,474
2026	386,063
2027	414,474
2028	187,152
Thereafter	336,584
Total	$1,858,072

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

Revenues from Software Development and Other Miscellaneous Services

The Company provides customers with software development and support services pursuant to their specific requirements, which are primarily composed of consulting, integration, training, custom application, and workflow development. The Company also provides other miscellaneous services, such as 3D space photography. The Company generally recognizes revenues at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

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

The Company records reduction to revenues for estimated customer returns and allowances. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from the Company’s estimates. If the Company determines that actual or expected returns or allowances are significantly higher or lower than the reserves it established, it would record a reduction or increase, as appropriate, to revenues in the period in which it makes such a determination. Reserves for customer refunds are included within other current liabilities on the consolidated balance sheets. At a minimum, the Company reviews and refines these estimates on a quarterly basis.

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company has determined that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable, current and non-current, in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the nine months ended September 30, 2024 and 2023 that were included in the opening deferred revenue balance was approximately $1.8 million and $1.5 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 9, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

HEARTCORE ENTERPRISES, INC.

Dated: November 14, 2024	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: November 14, 2024	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

