Form 10-K
period 2024-12-31
HeartCore Enterprises, Inc.
filed 2025-03-31
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.6976 per share of common stock as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $3,594,334.

As of March 31, 2025, there were 22,075,333 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Documents Incorporated by Reference

None

i

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

ii

PART I

ITEM 1. BUSINESS

This Business section, along with other sections of this annual report on Form 10-K, includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and we do not make any representation as to the accuracy of the information. Unless the context otherwise requires, “HeartCore,” “we,” “us,” “our,” or the “Company” refers to HeartCore Enterprises, Inc. and its consolidated subsidiaries, including, HeartCore Co., Ltd. (“HeartCore Co.”), HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), HeartCore Financial, Inc. (“HeartCore Financial”), HeartCore Financial, Inc. – Japan Branch Office (“HeartCore Financial - Japan”), HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), and Sigmaways, Inc. (“Sigmaways”) and its subsidiaries.

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

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2024, our sales and marketing organization was comprised of 12 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2024, our combined business units (customer experience management business unit and digital transformation business unit) had 982 total customers in Japan, of which 724, or 73.7%, were paying customers, and 26 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

During 2022, we started the GO IPO business, which supports Japanese companies listing on Nasdaq and NYSE in the United States. As of December 31, 2024, we have entered into consulting agreements with 14 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share. The revenue in the GO IPO business helped to offset the decline in sales in the CX and DX divisions in Japan. In the first quarter of 2023, we formed HeartCore Financial as a part of our Go IPO consulting business. In the fourth quarter of 2023, we formed a 51% owned subsidiary in Vietnam, HeartCore Luvina, which is engaged in the business of software development. HeartCore Luvina started its operations from February 2024.

In February 2023, we acquired 51% of the outstanding shares of Sigmaways and its wholly-owned subsidiaries, which are primarily engaged in the business of developing and sales of software in the United States.

On April 1, 2024, HeartCore Financial established a Japan branch office, HeartCore Financial, Inc. – Japan Branch Office (“HeartCore Financial - Japan”), with focus on GO IPO consulting services in Japan.

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

Cost of Skilled Human Capital is Accelerating the Evolution Towards the Fully Automated Enterprise. The cost of skilled human capital continues to rise due to growing demand. We believe it is increasingly imperative for enterprises to leverage automation to liberate workers from menial, repetitive, and less productive tasks and to better utilize the positive qualities that only humans have, such as abstract thinking, making connections, dealing with ambiguity, creativity, innovation, passion, and community engagement. We believe this will drive business value and greater employee engagement. According to a 2024 Gallup study, business units with highly engaged employees experience 18% higher sales and 14% greater productivity. These units are also more responsive to customer needs and more committed to adhering to processes, standards, and systems, collectively leading to enhanced organizational profitability.

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

Addressable Market

Our software targets the intelligent process automation (“IPA”) market. According to a market research report published by Precedence Research, the global IPA market was valued at approximately $17.34 billion in 2024 and is projected to reach approximately $67.73 billion by 2034, reflecting a compound annual growth rate (“CAGR”) of approximately 14.6% during this period. However, we believe that these market projections may not fully represent the broader opportunities aligned with our vision and strategy of enabling fully automated enterprises.

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

We focus on selling our CXM Platform to mid-market business-to-business companies, which we define as companies that have between 100 and 5,000 employees. We sell our CXM Platform on a subscription basis. As of December 31, 2024, our combined business units (customer experience management business unit and digital transformation business unit) had 982 total customers in Japan, of which 724, or 73.7%, were paying customers and 26 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

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

Key Benefits to Employees

Our software is designed to eliminate the need for employees to execute low-value, manual tasks, freeing up time to focus on more meaningful, strategic work. We believe that this, in turn, causes employees to feel empowered and be more valuable in contributing to broader organizational goals. “Robotics Engineer” remains one of the fastest emerging job roles globally, with Zippia projecting employment growth of 2% from 2018 to 2028, while a 2024 AIPRM survey indicated that 75% of respondents saw positive workplace impacts from AI and robotics, and an Amazon-commissioned study found automation could save workers up to 245 hours annually, underscoring strong demand and career opportunities in this field.

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

Go IPO Consulting Services

Since February 2022, we have been offering “Go IPO” consulting services to a number of private Japanese companies where we assist such private Japanese companies and/or their affiliates (“issuers”) with their initial public offerings in the United States as well as their simultaneous listings onto the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American. More specifically, these consulting services (collectively, “Services”) include the following:

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

Pursuant to the terms of the consulting agreements with the issuers, the issuers agree to compensate us as follows in return for the provision of Services during the initial term of the consulting agreements:

(a)	A cash fee payable in installment payments; and

(b)	Issuance by issuers to us of warrants or stock acquisition rights to acquire a number of shares of capital stock of the issuer, to initially be equal to a designated percentage of the fully diluted share capital of the issuer, subject to adjustment as set forth in the warrants or stock acquisition rights.

As of December 31, 2024, we have entered into consulting agreements with 14 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

Sales and Marketing

We have an efficient go-to-market model, which consists primarily of an enterprise field sales force supplemented by a high velocity inside sales team focused on small and mid-sized customers as well as a global strategic sales team focused on the largest global customers.

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2024, our sales and marketing organization was comprised of 12 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. Our sales and marketing strategy is focused on driving growth through selling products to new customers and driving expansion within our existing customers. Our products officer, together with our sales, marketing, and executive teams, promote our brand by working to cultivate long-term relationships with current and prospective customers, expand our partnership network and foster our developer community.

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

Our marketing team drives brand awareness, cultivates a large and growing community, and drives demand through a combination of global and local campaigns. We employ a variety of marketing tactics to reach prospective customers, including community evangelism, in-person and digital events, content marketing, digital advertising, search optimization, partner marketing, social media, and public relations. We host and present at regional and global events to share customer success stories, developer breakthroughs, and analyst insights and to deepen customer relationships.

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

Customers

We have a large and diversified customer base. One customer accounted for more than 10% of our revenue for the year ended December 31, 2024. As of December 31, 2024, our combined business units (customer experience management business unit and digital transformation business unit) had 982 total customers of varying sizes. We pride ourselves in providing what we believe to be a great experience to every single customer and user of our software. Our customers span a variety of industries and across various departments within an organization and include:

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

Large and Growing Solutions Partner Program. Our solutions partners promote our brand and offer our CXM Platform to their clients. Solutions partners and customers referred to us by our solutions partners represented approximately 62% of our customers in Japan, and approximately 50% of our revenue in Japan for the year ended December 31, 2024. These solutions partners help us to promote the vision of the inbound experience, efficiently reach new mid-market businesses at scale, and provide our mutual customers with more diverse and higher-touch services.

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

Increase Revenue from Existing Customers. With 982 total customers from our combined business units in Japan as of December 31, 2024, we believe we have a significant opportunity to increase revenue from our existing customers. We plan to increase revenue from our existing customers by expanding their use of our CXM Platform by upselling additional offerings and features, adding additional users, and cross-selling our marketing, sales, service, and content management products to existing customers through touchless or low touch in-product purchases. Our scalable pricing model allows us to capture more spend as our customers grow, increase the number of their customers and prospects managed on our CXM Platform, and offer additional functionality available from our higher price tiers and add-ons, providing us with a substantial opportunity to increase the lifetime value of our customer relationships.

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

Continue to Invest in Major Markets.

Since inception, we have invested in developing an infrastructure that would allow us to scale globally. We continue seeing adoption of our products across all geographies in which we operate and believe we have a significant runway ahead of us. We believe there is a significant opportunity to expand use of our software in the top 25 countries as measured by gross domestic product. As of December 31, 2024, sales to customers located in such countries represented 100% of our total revenues. We intend to continue to make significant investments to expand our sales and drive adoption of our software throughout those markets. In particular, we believe that North America represents a significant opportunity for us, and we intend on continuing to expand our sales and drive adoption of our software across the region. As of December 31, 2024, customers located in the United States represented 25.83% of   our total revenues.

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

As of December 31, 2024, we held one issued patent in Japan. Our issued patent is scheduled to expire between October 2028 and January 2030. As of December 31, 2024, we held one pending U.S. trademark application, and more than two active foreign trademark filings. As of December 31, 2024, we held two domain names, one registered in the United States and one registered in foreign jurisdictions. We continually review our development efforts to assess and identify the existence and patentability of new intellectual property.

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

In February 2023, HeartCore USA incorporated a wholly-owned subsidiary, HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), in Japan. HeartCore Capital Advisors is engaged in the business of providing financial consulting services to Japanese companies. In January 2024, HeartCore Capital Advisors was meagered into HeartCore Co.

In January 2023, HeartCore USA incorporated a wholly-owned subsidiary, HeartCore Financial, Inc. (“HeartCore Financial”), under the laws of the State of Delaware. HeartCore Financial is engaged in the business of providing financial consulting services. In April 2024, we established a Japan Branch Office (“HeartCore Financial - Japan”), with focus on GO IPO consulting services in Japan.

In November 2023, HeartCore Japan established a 51% owned subsidiary in Vietnam, HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), which is engaged in the business of providing software development and other services and started to operate in February 2024.

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

Recent Developments

Related Party Transactions

As of December 31, 2024 and 2023, the Company had a due to related parties balance of $47 and $1,476, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $1,338. During the year ended December 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $1,123.

As of December 31, 2024 and 2023, the Company had a due to related parties balance of $885 and nil, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling interest shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2024, the related party paid operating expenses on behalf of the Company in the amount of $899. As of December 31, 2024 and 2023, the Company had an accounts payable and accrued expenses balance of $47,199 and nil, respectively, to Luvina Software. During the year ended December 31, 2024, the Company engaged the related party for software development and other support services in the amount of $202,288.

As of December 31, 2024 and 2023, the Company had a loan receivable balance of $164,067 and $227,704, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan is made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2024 and 2023, the Company received repayments of $42,104 and $45,404, respectively, from this related party.

As of December 31, 2024 and 2023, the Company had a short-term debt balance of $75,000 and nil, respectively, to Prakash Sadasivam, the CEO of Sigmaways and Chief Strategy Officer (“CSO”) of the Company. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5%, and matures on June 30, 2025.

Equity Awards

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

On October 1, 2024, the Company issued an aggregate 69,653 shares of common stock pursuant to the 2023 Plan. The common stock was fully vested upon issuance.

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

Dividends

On March 29, 2024, the Board of Directors declared a cash dividend of $0.02 per share of the Company’s common stock. The dividend was paid on May 3, 2024 to stockholders of record as of April 26, 2024, resulting in an aggregate of $417,283 in total dividends paid by the Company.

On July 22, 2024, the Board of Directors declared a cash dividend of $0.02 per share of the Company’s common stock. The dividend was paid on August 26, 2024 to stockholders of record as of August 19, 2024, resulting in an aggregate of $417,283 in total dividends paid by the Company.

The Company may continue to issue quarterly dividends going forward, contingent upon the Board of Directors’ approval, following review of the Company’s then-current financial results. Future dividends, if any, may be less than, equal to or greater than recent dividends.

Properties

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2025 with an automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $21,769 per month and a share of sales taxes of $2,177 per month. In February 2024, we terminated the lease of our previous Okinawa branch office located at 2-4-35, Mekaru, Naha-city, Okinawa, Japan. We subsequently entered into a new lease agreement for our current Okinawa branch office at 381-1, Asato, Naha-city, Okinawa, Japan, which we lease from an unaffiliated third party. This lease has an original term ending in August 2024, with automatic three-month renewals thereafter. Terms of the Okinawa office lease provide for a base rent payment of $915 per month and a share of sales taxes of $92 per month.

The Japan branch office of HeartCore Financial, Inc. is located at 3-2-5 Kasumigaseki, Chiyoda-ku, Tokyo, Japan, where we lease approximately 1,379 rentable square feet of office space from an unaffiliated third party. This lease has lease term ending in June 2026. Terms of the office lease provide for a base rent payment of $8,743 per month and a share of sales taxes of $874 per month.

The office of Sigmaways, Inc. is located at 39737 Paseo Padre PKWY, Suite C1 Fremont, CA U.S., where we lease approximately 765 square feet of office space from an unaffiliated third party with lease term expected to end in December 2025. Terms of the office lease provide for a base rent payment of $1,868 per month.

The office of HeartCore Luvina Vietnam Company Limited is located at Software Park Building, No.2 Quang Trung, Hai Chau district, Da Nang City, Vietnam, where we lease approximately 915 square feet of office space from an unaffiliated third party with lease term ending in January 2026. Terms of the office lease provide for a quarterly base rent payment of $2,516.

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

Since 2009, we have expanded beyond our Japanese headquarters to several offices globally and have built a large remote community. Currently, we are operating primarily from our office in Japan. As of December 31, 2024, we had 91 full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Our industry and the markets in which we operate are highly competitive and increased competitive pressures could reduce our share of the markets we serve and adversely affect our business, financial position, results of operations and cash flows;

●	We are a holding company and depend upon our subsidiary for our cash flows;

●	We may require additional funding for our growth plans, and such funding may result in a dilution of your investment;

●	As a controlled company during 2024, we were not subject to all of the corporate governance rules of Nasdaq Capital Market, and we continue to take advantage of Nasdaq’s phase-in rules for compliance with the majority independent board requirement;

●	The Company’s payment of cash dividends from additional paid-in capital may expose the Company to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

●	If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest;

●	Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditor given that they are relying upon support from their China-based offices, and the delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment;

●	We are dependent upon customer renewals, the addition of new customers, increased revenue from existing customers and the continued growth of the market for content management, customer experience management, task and process mining, and robotic process automation;

●	Our subscription renewal rates may decrease, and any decrease could harm our future revenue and operating results;

●	If we do not accurately predict subscription renewal rates or otherwise fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected;

●	Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results;

●	We face significant competition from both established and new companies offering digital marketing, task and process mining, content management, customer experience management, and robotic process automation, and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business;

●	We have experienced rapid growth and organizational change in recent periods and expect continued future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately;

●	Failure to effectively develop and expand our digital marketing, task and process mining, content management, customer experience management, and robotic process automation capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our software;

●	The rate of growth of our business depends on the continued participation and level of service of our third-party partners;

●	We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance;

●	If we fail to maintain our inbound thought leadership position, our business may suffer;

●	If we fail to further enhance our brand and maintain our existing strong brand awareness, our ability to expand our customer base will be impaired and our financial condition may suffer;

●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our software may become less competitive;

●	If we fail to offer high-quality customer support, our business and reputation may suffer;

●	We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed;

●	Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed;

●	Changes in the sizes or types of businesses that purchase our software or in the applications within our software purchased or used by our customers could negatively affect our operating results;

●	We have in the past completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or harm our operating results;

●	Because our long-term growth strategy involves further expansion of our sales to customers outside Japan, our business will be susceptible to risks associated with international operations;

●	If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed;

●	We rely on our management team and other key employees, and the loss of one or more key employees could harm our business;

●	The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy;

●	Interruptions or delays in service from our third-party data center providers could impair our ability to deliver our software to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue;

●	If our software has outages or fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs;

●	We are dependent on the continued availability of third-party data hosting and transmission services;

●	If we do not or cannot maintain the compatibility of our software with third-party applications that our customers use in their businesses, our revenue will decline;

●	We rely on data provided by third parties, the loss of which could limit the functionality of our software and disrupt our business;

●	Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our software;

●	If our or our customers’ security measures are compromised or unauthorized access to data of our customers or their customers is otherwise obtained, our software may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our software, our reputation may be damaged and we may incur significant liabilities;

●	Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others;

●	If we fail to adequately protect our proprietary rights, in Japan and abroad, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights;

●	Our use of “open-source” software could negatively affect our ability to offer our software and subject us to possible litigation;

●	We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue;

●	The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our software and our ability to conduct business;

●	Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our software and potentially subject us to regulatory enforcement or private litigation;

●	We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws;

●	Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition;

●	We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have a material adverse effect on our business, financial condition and results of operations;

●	Despite our level of indebtedness, we and our subsidiary may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above; and

●	There can be no assurance that we will be able to comply with Nasdaq Capital Market’s continued listing standards.

●	On March 12, 2023, Signature Bank was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. The Company held approximately $4.7 million cash deposits at Signature Bridge Bank, N.A. as of March 12, 2023. Normal banking activities resumed on Monday, March 13, 2023.

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

As a controlled company during 2024, we were not subject to all of the corporate governance rules of Nasdaq Capital Market, and we continue to take advantage of Nasdaq’s phase-in rules for compliance with the majority independent board requirement.

The “controlled company” exception to Nasdaq Capital Market rules provides that a company of which more than 50% of the voting power is held by an individual, group or another company, a “controlled company,” need not comply with certain requirements of Nasdaq Capital Market corporate governance rules. During the year ended December 31, 2024, Sumitaka Yamamoto, our Chief Executive Officer and Chairman of the Board, beneficially owned a majority of the voting power of our outstanding common stock. As a “controlled company” within the meaning of the corporate governance rules of Nasdaq Capital Market, during 2024, we were exempt from Nasdaq Capital Market’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of Nasdaq Capital Market, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the requirements of Nasdaq Capital Market, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of Nasdaq Capital Market. We no longer qualify as a controlled company and accordingly, on February 14, 2025, we formed a compensation committee and a nominating and corporate governance committee; however, we currently utilize and presently intend to continue to utilize the exemption relating to a majority independent board. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq Capital Market. Pursuant to Nasdaq’s phase-in rules, we have a period of one year from the date on which we ceased to be a controlled company to comply with the majority independent board.

The Company’s payment of cash dividends from additional paid-in capital may expose the Company to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

In the past, the Company has paid cash dividends, and the Company may continue to issue quarterly dividends going forward, contingent upon the Board of Directors’ approval, following review of the Company’s then-current financial results. Although the Company believed that it would be adequately capitalized following payment of each of its cash dividends, the Company’s payment of cash dividends could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that any one or the aggregate of the cash dividends left the Company insolvent or with unreasonably small capital or that the Company intended or believed the Company would incur debts beyond the Company’s ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the distributions as a fraudulent transfer or impose substantial liabilities on it, which could adversely affect the Company’s financial condition and the Company’s results of operations.

The payment of cash dividends is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law, a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although the Company’s Board of Directors made the distributions out of its surplus, there can be no assurance that a court will not later determine that some or all of the distributions were unlawful.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible asset, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to make charges to our operating results based on our impairment assessment process, which could harm our results of operations.

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

We are not an Investment Company under the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act has restrictions that could make it impractical for us to continue our business as contemplated. Our GO IPO services providing consulting services and are not in the business of investing, reinvesting or trading in securities. An entity will generally be deemed an “investment company” under Section 3(a)(1) of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We conduct our operations so that we will not be deemed an investment company.

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

Our internal computer systems and those of our current and any future strategic collaborators, vendors, and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, cybersecurity threats, terrorism, war and telecommunication and electrical failures. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our network security or our website change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Additionally, during the ongoing pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan, where we lease approximately 7,863 rentable square feet of office space from an unaffiliated third party. This lease has an original term ending in September 2025 with an automatic two-year renewal option. Terms of the office lease provide for a base rent payment of $21,769 per month and a share of sales taxes of $2,177 per month. In February 2024, we terminated the lease of our previous Okinawa branch office located at 2-4-35, Mekaru, Naha-city, Okinawa, Japan. We subsequently entered into a new lease agreement for our current Okinawa branch office at 381-1, Asato, Naha-city, Okinawa, Japan, which we lease from an unaffiliated third party. This lease has an original term ending in August 2024, with automatic three-month renewals thereafter. Terms of the Okinawa office lease provide for a base rent payment of $915 per month and a share of sales taxes of $92 per month. We believe that these facilities are adequate for our current and near-term future needs.

The Japan branch office of HeartCore Financial, Inc. are located at 3-2-5 Kasumigaseki, Chiyoda-ku, Tokyo, Japan, where we lease approximately 1,379 rentable square feet of office space from an unaffiliated third party. This lease has lease term ending in June 2026. Terms of the office lease provide for a base rent payment of $8,743 per month and a share of sales taxes of $874 per month.

The office of Sigmaways, Inc. are located at 39737 Paseo Padre PKWY, Suite C1 Fremont, CA, the United States, where we lease approximately 765 square feet of office space from an unaffiliated third party with lease term ending in December 2025. Terms of the office lease provide for a base rent payment of $1,868 per month.

The office of HeartCore Luvina Vietnam Company Limited is located at Software Park Building , No.2 Quang Trung, Hai Chau district, Da Nang City, Vietnam, where we lease approximately 915 square feet of office space from an unaffiliated third party with lease term ending in January 2026. Terms of the office lease provide for a quarterly base rent payment of $2,516 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed the Nasdaq Capital Market and its stock symbol is “HTCR.” The closing price of our common stock on Nasdaq on March 28, 2025 was $0.8573.

Holders

As of December 31, 2024, there were 21,937,987 shares of common stock issued and outstanding, and we had approximately 32 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

On March 29, 2024, the Board of Directors declared a cash dividend of $0.02 per share of the Company’s common stock. The dividend was paid on May 3, 2024 to stockholders of record as of April 26, 2024, resulting in an aggregate of $417,283 in total dividends paid by the Company.

On July 22, 2024, the Board of Directors declared a cash dividend of $0.02 per share of the Company’s common stock. The dividend was paid on August 26, 2024 to stockholders of record as of August 19, 2024, resulting in an aggregate of $417,283 in total dividends paid by the Company.

The Company may continue to issue quarterly dividends going forward, contingent upon the Board of Directors’ approval, following review of the Company’s then-current financial results. Future dividends, if any, may be less than, equal to or greater than recent dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. As of December 31, 2024, there were 4,330 shares authorized for issuance under the 2021 Plan.

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

On February 3, 2023, the Company granted stock options to an employee to purchase 100,000 common shares at an exercise price of $1.17 per share throughout a period of ten years from the grant date. The stock options vested 50% on the grant date and February 1, 2024, respectively.

On March 22, 2023, the Company granted 671,350 shares of common shares to the employees and service providers of Sigmaways.

On August 1, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Plan”). The shareholders approved the 2023 Plan at the Annual Shareholder’s meeting on September 29, 2023. The 2023 Plan provides for various stock-based incentive awards, including incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. As of December 31, 2024, the Company has not granted any stock-based compensation awards to employees, including officers, or non-employee directors pursuant to the 2023 Plan.

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

On October 1, 2024, the Company issued an aggregate 69,653 shares of common stock pursuant to the 2023 Plan. The common stock was fully vested upon issuance.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. References herein to “we,” “us” or the “Company” refers to HeartCore Enterprises, Inc. and its consolidated subsidiaries, including HeartCore Co., Ltd. (“HeartCore Co.”), HeartCore Capital Advisors, Inc. (“HeartCore Capital Advisors”), HeartCore Financial, Inc. (“HeartCore Financial”) and its branch office in Japan, HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), and Sigmaways, Inc. (“Sigmaways”) and its subsidiaries. HeartCore Capital Advisors was merged into HeartCore Japan in January 2024. HeartCore Luvina was incorporated in the fourth quarter 2023 and started to operate in February 2024.

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

We have made significant investments in our sales and marketing efforts globally. As of December 31, 2024, our sales and marketing organization was comprised of 12 employees including our field sales organization, which maintains a physical sales presence in the Japanese software market. Using our go-to-market strategy, we believe we have made significant contributions in Japan and have established a diversified revenue and customer base. As of December 31, 2024, our combined business units (customer experience management business unit and digital transformation business unit) had 982 total customers in Japan, of which 724, or 73.7%, were paying customers, and 26 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. There is the potential for non-paying customers to become paying customers again if and when they start utilizing our paid services again.

During 2022, we started the GO IPO business, which supports Japanese companies listing on Nasdaq and NYSE in the United States. As of December 31, 2024, we have entered into consulting agreements with 14 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

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

In the first quarter of 2023, we formed HeartCore Financial in the U.S. and HeartCore Capital Advisors as part of our Go IPO consulting business. In the fourth quarter of 2023, we formed HeartCore Luvina in Vietnam, which is engaged in the business of software development.

On November 17, 2023 HeartCore Japan and HeartCore Capital Advisors entered into a merger agreement to merge the two entities into one with HeartCore Japan being the surviving entity. On January 1, 2024, the merger was completed and HeartCore Capital Advisors transferred all of its assets and liabilities to HeartCore Japan. The merger has been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled the two entities before and after the transaction.

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office, in Japan.

For the fiscal years ended December 31, 2024 and 2023, we generated revenues of $30,407,229 and $21,845,830, respectively, and reported net loss of $5,212,900 and $4,876,700, respectively, and cash flows used in operating activities of $4,774,971 and $4,331,209, respectively. As noted in our consolidated financial statements, as of December 31, 2024, we had an accumulated deficit of $16,244,843.

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

As of December 31, 2024, our combined business units (customer experience management business unit and digital transformation business unit) had 982 total customers in Japan, of which 724, or 73.7%, were paying customers and 26 total customers outside Japan, of which 1, or 0.1%, was a paying customer. Our 280 non-paying customers were originally paying customers that utilized our paid services but now use a free version of the CXM Platform. Our net retention rate for our paying customers of our customer experience management business unit (CMS business) was 95%, 88%, and 92% as of December 31, 2024, 2023, and 2022, respectively. There is an insignificant impact (below 10%) on our net retention rate as to former paying customers of our CMS business utilizing the free version of your CXM Platform.

A Severe or Prolonged Slowdown in the Global and Japan Economy Could Materially and Adversely Affect Our Business and Our Financial Condition

In recent years, the economic indicators in Japan have shown mixed signs, and future growth of the Japanese economy is subject to many factors beyond our control. The current administration of Prime Minster Shigeru Ishiba and the former administration of Prime Minister Fumio Kishida have introduced policies to combat deflation and promote economic growth. In addition, the Bank of Japan introduced a plan for quantitative and qualitative monetary easing in April 2013 and announced a negative interest rate policy in January 2016. However, the long-term impact of these policy initiatives on Japan’s economy remains uncertain. The impact of Brexit on the Japanese economy and on the value of the Japanese yen against currencies of other countries in which we generate revenue, in both the short and long term, is also uncertain. In addition, an increase in the consumption tax rate, which took place in April 2014 with a further increase in October 2019, may also adversely impact the Japanese economy, potentially impacting consumer spending, and advertising spending by businesses. Any future deterioration of the Japanese or global economy may result in a decline in consumption that would have a negative impact on demand for our products and their prices.

GO IPO consulting services business may experience a decrease in clients due to external factors such as the slowdown of the Japanese economy. In addition, an increase in the number of competitors may have an impact on the business.

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2024 and 2023

The following table summarizes our operating results as reflected in our statements of operations for the fiscal years ended December 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Years Ended December 31,
	2024		2023		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$30,407,229	100.0%	$21,845,830	100.0%	$8,561,399	39.2%
Cost of revenues	12,579,359	41.4%	13,778,416	63.1%	(1,199,057)	-8.7%
Gross profit	17,827,870	58.6%	8,067,414	36.9%	9,760,456	121.0%

Operating expenses:
Selling expenses	1,255,368	4.1%	1,516,247	6.9%	(260,879)	-17.2%
General and administrative expenses	8,623,587	28.4%	9,651,381	44.2%	(1,027,794)	-10.6%
Research and development expenses	729,584	2.4%	1,019,141	4.7%	(289,557)	-28.4%
Impairment of intangible asset	3,878,125	12.8%	-	-	3,878,125	100.0%
Impairment of goodwill	3,276,441	10.7%	-	-	3,276,441	100.0%
Total operating expenses	17,763,105	58.4%	12,186,769	55.8%	5,576,336	45.8%

Income (loss) from operations	64,765	0.2%	(4,119,355)	-18.9%	4,184,120	-101.6%

Other expenses	(5,414,487)	-17.8%	(891,009)	-4.0%	(4,523,478)	507.7%

Loss before income tax benefit	(5,349,722)	-17.6%	(5,010,364)	-22.9%	(339,358)	6.8%

Income tax benefit	(136,822)	-0.5%	(133,664)	-0.6%	(3,158)	2.4%

Net loss	(5,212,900)	-17.1%	(4,876,700)	-22.3%	(336,200)	6.9%

Less: net loss attributable to non-controlling interests	(3,731,526)	-12.2%	(686,810)	-3.1%	(3,044,716)	443.3%

Net loss attributable to HeartCore Enterprises, Inc.	$(1,481,374)	-4.9%	$(4,189,890)	-19.2%	$2,708,516	-64.6%

	For the Years Ended December 31,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%

Revenues
Revenues from on-premise software	$2,700,769	8.9%	$1,586,218	7.3%	$1,114,551	70.3%
Revenues from maintenance and support services	2,625,992	8.6%	2,646,148	12.1%	(20,156)	-0.8%
Revenues from software as a service (“SaaS”)	564,292	1.9%	635,927	2.9%	(71,635)	-11.3%
Revenues from software development and other miscellaneous services	1,925,117	6.3%	1,980,979	9.1%	(55,862)	-2.8%
Revenues from customized software development and services	7,854,285	25.8%	8,784,239	40.2%	(929,954)	-10.6%
Revenues from consulting services	14,736,774	48.5%	6,212,319	28.4%	8,524,455	137.2%
Total revenues	30,407,229	100.0%	21,845,830	100.0%	8,561,399	39.2%

Cost of revenues
Costs of on-premise software	1,608,105	12.8%	1,485,769	10.8%	122,336	8.2%
Costs of maintenance and support services	692,026	5.5%	1,024,059	7.4%	(332,033)	-32.4%
Costs of software as a service (“SaaS”)	415,835	3.3%	366,277	2.7%	49,558	13.5%
Costs of software development and other miscellaneous services	1,635,953	13.0%	1,655,461	12.0%	(19,508)	-1.2%
Costs of customized software development and services	7,285,674	57.9%	7,219,892	52.4%	65,782	0.9%
Costs of consulting services	941,766	7.5%	2,026,958	14.7%	(1,085,192)	-53.5%
Total cost of revenues	12,579,359	100.0%	13,778,416	100.0%	(1,199,057)	-8.7%

Gross profit
On-premise software	1,092,664	6.2%	100,449	1.3%	992,215	987.8%
Maintenance and support services	1,933,966	10.8%	1,622,089	20.2%	311,877	19.2%
Software as a service (“SaaS”)	148,457	0.8%	269,650	3.3%	(121,193)	-44.9%
Software development and other miscellaneous services	289,164	1.6%	325,518	4.0%	(36,354)	-11.2%
Customized software development and services	568,611	3.2%	1,564,347	19.4%	(995,736)	-63.7%
Consulting services	13,795,008	77.4%	4,185,361	51.8%	9,609,647	229.6%
Total gross profit	$17,827,870	100.0%	$8,067,414	100.0%	$9,760,456	121.0%

Revenues

Our total revenues increased by $8,561,399, or 39.2%, to $30,407,229 for the year ended December 31, 2024 from $21,845,830 for the year ended December 31, 2023, mainly attributable to (i) the increased revenue of $8,524,455 from GO IPO consulting services as two of the Company’s GO IPO consulting customers successfully listed on the Nasdaq in the fiscal year 2024 and the Company recognized revenues from noncash consideration in the form of warrants and ordinary shares from the consulting services customers of $13.5 million, while only $3.8 million of revenue recognized from noncash consideration in the form of warrants in the fiscal year 2023; and (ii) an increase of $1,114,551 in on-premise software revenue as we entered into multiple long-term license contracts with relatively large contract price and revenue amount in the fiscal year 2024; and offset by (iii) a decrease of $929,954 in revenue from customized software development and services due to intense market competition and we obtained fewer customer orders in the fiscal year 2024.

Cost of Revenues

Our total costs of revenues decreased by $1,199,057, or 8.7%, to $12,579,359 for the year ended December 31, 2024 from $13,778,416 for the year ended December 31, 2023, mainly attributable to (i) a decrease of $1,085,192 in the cost of GO IPO consulting services in line with the decrease in revenues of GO IPO consulting services by excluding the amount recognized from noncash consideration; and (ii) a decrease of $332,033 in cost of maintenance and support services as we gradually used internal resources to provide the services in 2024, which was less costly when compared with using outsourcing resources.

Gross Profit

Our total gross profit increased by $9,760,456, or 121.0%, to $17,827,870 for the year ended December 31, 2024 from $8,067,414 for the year ended December 31, 2023, mainly attributable to an increase in gross profit of $9,609,647 from GO IPO consulting services, as we recognized greater revenues from noncash consideration from IPO customers upon their IPO effectiveness with no associated costs in the fiscal year 2024 than that recognized in 2023.

For the reasons discussed above, our overall gross profit margin increased by 21.7% to 58.6% for the year ended December 31, 2024 from 36.9% in the fiscal year 2023.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the fiscal years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024		2023		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	% of

Total revenues	$30,407,229	100.0%	$21,845,830	100.0%	$8,561,399	39.2%
Operating expenses:
Selling expenses	1,255,368	4.1%	1,516,247	6.9%	(260,879)	-17.2%
General and administrative expenses	8,623,587	28.4%	9,651,381	44.2%	(1,027,794)	-10.6%
Research and development expenses	729,584	2.4%	1,019,141	4.7%	(289,557)	-28.4%
Impairment of intangible asset	3,878,125	12.8%	-	-	3,878,125	100.0%
Impairment of goodwill	3,276,441	10.7%	-	-	3,276,441	100.0%
Total operating expenses	$17,763,105	58.4%	$12,186,769	55.8%	$5,576,336	45.8%

Selling Expenses

Our selling expenses primarily include advertising expenses, sales salaries, commissions, and welfare, sales promotion expenses, referral expense, and stock-based compensation.

	For the Years Ended December 31,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%

Selling expenses
Advertising expenses	$473,132	37.7%	$832,491	54.9%	$(359,359)	-43.2%
Sales salaries, commissions and welfare	584,699	46.6%	119,736	7.9%	464,963	388.3%
Sales promotion expenses	2,924	0.2%	2,931	0.2%	(7)	-0.2%
Referral expenses	50,000	4.0%	-	-	50,000	100.0%
Stock-based compensation	144,613	11.5%	561,089	37.0%	(416,476)	-74.2%
Total selling expenses	$1,255,368	100.0%	$1,516,247	100.0%	$(260,879)	-17.2%

Our selling expenses decreased by $260,879, or 17.2%, to $1,255,368 for the year ended December 31, 2024 from $1,516,247 in the fiscal year 2023, primarily attributable to (i) a decrease of $359,359 in advertising expenses due to less advertising activities in the current year, (ii) a decrease of $416,476 in stock-based compensation, as the Company granted restricted common stocks which immediately vested upon issuance and stock options to employees of Sigmaways in 2023, and there was no such amount restricted common stocks and stock options granted in the current year, the decrease is also contributed by the graded vesting method of stock options for those issued in previous years, which generally more stock-based compensation will recognize in the early stage, offset by (iii) the increase of $464,963 in sales salaries, commissions and welfare as the Company shifted marketing strategy in the fiscal year 2024.

As a percentage of revenues, our selling expenses accounted for 4.1% and 6.9% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare expenses, consulting and professional service fees, depreciation and amortization expenses, rent expense, office, utility and other expenses, travel and entertainment expenses, and stock-based compensation.

	For the Years Ended December 31,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%

General and administrative expenses
Salaries and welfare expenses	$3,707,501	43.0%	$4,532,749	47.0%	$(825,248)	-18.2%
Consulting and professional service fees	1,999,844	23.2%	1,520,176	15.8%	479,668	31.6%
Depreciation and amortization expenses	737,541	8.6%	666,721	6.9%	70,820	10.6%
Rent expense	252,330	2.9%	302,844	3.1%	(50,514)	-16.7%
Office, utility and other expenses	1,434,740	16.6%	1,505,981	15.6%	(71,241)	-4.7%
Travel and entertainment expenses	285,867	3.3%	359,105	3.7%	(73,238)	-20.4%
Stock-based compensation	205,764	2.4%	763,805	7.9%	(558,041)	-73.1%
Total general and administrative expenses	$8,623,587	100.0%	$9,651,381	100.0%	$(1,027,794)	-10.6%

Our general and administrative expenses decreased by $1,027,794 or 10.6%, to $8,628,587 for the year ended December 31, 2024 from $9,651,381 in the fiscal year 2023, primarily attributable to (i) a decrease of $825,248 in salaries and welfare expenses due decrease in numbers of directors, change in bonus structures, and dissolution of HeartCore Capital Advisors in the fiscal year 2024; (ii) a decrease of $558,041 in stock-based compensation, as the Company granted restricted common stocks which immediately vested upon issuance and stock options to employees of Sigmaways in 2023, and there was no such amount restricted common stocks and stock options granted in the current year, the decrease is also contributed by the graded vesting method of stock options for those issued in previous years, which generally more stock-based compensation will recognize in the early stage; offset by (iii) an increase of $479,668 in consulting and professional service fees, primarily because the Company newly engaged public relations related activities in 2024 to enhance compliance and regulation information, while no such activities occurred in previous year.

As a percentage of revenues, general and administrative expenses were 28.4% and 44.2% of our revenues for the fiscal years ended December 31, 2024 and 2023, respectively.

Research and Development Expenses

Our research and development expenses primarily consist of employee salaries and welfare expenses, outsourcing expenses, and stock-based compensation.

	For the Years Ended December 31,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%

Research and development expenses
Salaries and welfare expenses	$371,748	51.0%	$-	-	$371,748	100.0%
Outsourcing expenses	355,463	48.7%	958,830	94.1%	(603,367)	-62.9%
Stock-based compensation	2,373	0.3%	60,311	5.9%	(57,938)	-96.1%
Total research and development expenses	$729,584	100.0%	$1,019,141	100.0%	$(289,557)	-28.4%

Our research and development expenses decreased by $289,557 or 28.4%, to $729,584 in the year ended December 31, 2024 from $1,019,141 in the year ended December 31, 2023, primarily attributable to a decrease of $603,367 in outsourcing expenses relating to the development of new CMS management screen features, which stared in 2023 and about to completed in the current year; and offset by an increase of $371,748 in salaries and welfare expenses for the employees assigned to the development of a new product, Global CMS, started in 2024.

As a percentage of revenues, research and development expenses were 2.4% and 4.7% of our revenues for the fiscal years ended December 31, 2024 and 2023, respectively.

Impairment of Intangible Asset

Our intangible asset represents the customer relationship acquired from business acquisition of Sigmaways and its subsidiaries. As of December 31, 2024, we accessed the value of such intangible asset become zero by engaging a third-party valuation appraiser, accordingly, we recorded an impairment of intangible asset of $3,878,125, excluding an amortization expense of $637,500 in the year ended December 31, 2024.

Impairment of Goodwill

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business acquisition of Sigmaways and its subsidiaries. As of December 31, 2024, we evaluated the fair value of the reporting unit of Sigmaways and its subsidiaries and estimated the value of goodwill become zero by engaging a third-party valuation appraiser, accordingly, we recorded an impairment of goodwill of $3,276,441 in the year ended December 31, 2024.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, loss on sale of warrants, interest income generated from bank deposits, interest expenses for bank loans and bonds, government grants, impairment of investment in equity securities, loss on forgiveness of note receivable, other income, and other expenses. Total other expenses, net, increased by $4,523,478 or 507.7%, from other expenses, net, of $891,009 for the year ended December 31, 2023 to other expenses, net, of $5,414,487 for the year ended December 31, 2024, primarily attributable to an increase of $1,796,865 in loss on fair value changes in investments in marketable securities, an increase of $3,970,628 in loss on sale of warrants, and an increase of $300,000 in impairment of investment in equity securities, offset by an increase of $2,159,144 in gain on fair value changes in investment in warrants.

Income Tax Benefit

Income tax benefit was $136,822 for the year ended December 31, 2024, a slight increase of $3,158, or 2.4% from income tax benefit of $133,664 in the fiscal year 2023.

Net Loss

As a result of the foregoing, we reported a net loss of $5,212,900 for the fiscal year ended December 31, 2024, representing a $336,200 or 6.9% increase from a net loss of $4,876,700 for the fiscal year ended December 31, 2023.

Net Loss Attributable to Non-controlling Interests

We owned 51% equity interest of Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina as of December 31, 2024. Accordingly, we recorded net loss attributable to the non-controlling interests of $3,731,526 and $686,810 in the year ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,481,374 for the fiscal year ended December 31, 2024, representing a $2,708,516 or 64.6% decrease from a net loss attributable to HeartCore Enterprise, Inc. of $4,189,890 for the fiscal year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had $2,121,089 in cash and cash equivalents as compared to $1,012,479 as of December 31, 2023. We also had $1,950,050 in accounts receivable as of December 31, 2024. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers, as well as amounts billable to the customers for customized software development and services.

As of December 31, 2024, our working capital was $1,995,643. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenues in the future, and our operating and capital expenditure commitments.

Cash Flows for the Years Ended December 31, 2024 and 2023

The following table sets forth summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(4,774,971)	$(4,331,209)
Net cash provided by (used in) investing activities	6,349,204	(1,780,952)
Net cash provided by (used in) financing activities	(318,646)	136,194
Effect of exchange rate changes	(146,977)	(188,880)
Net change in cash and cash equivalents	1,108,610	(6,164,847)
Cash and cash equivalents, beginning of the year	1,012,479	7,177,326
Cash and cash equivalents, end of the year	$2,121,089	$1,012,479

Operating Activities

Net cash used in operating activities was $4,774,971 for the year ended December 31, 2024, primarily consisting of the following:

●	Net loss of $5,212,900 for the fiscal year.

●	Marketable securities and warrants received as noncash consideration in total of $13,541,693 as two of our IPO consulting customers completed the IPO during the current year.

●	A deferred income tax benefits of $1,076,600 mainly brought by amortization and impairment of intangible asset.

●	A gain of $1,657,699 on fair value changes in investment in warrants.

●	Offset by loss of $3,970,628 recognized on sale of warrants to a third party.

●	Offset by a total of $7,154,566 loss recognized on impairment of goodwill and intangible asset acquired from business acquisition of Sigmaways and its subsidiaries.

●	Offset by a loss of $2,412,385 on fair value changes in investments in marketable securities.

●	Offset by depreciation and amortization expenses of $749,639.

●	Offset by an increase of $669,142 in income tax payable.

●	Offset by an increase of $710,001 in other liabilities, mainly because the increase of liability to refund a customer.

Net cash used in operating activities was $4,331,209 for the year ended December 31, 2023, primarily consisting of the following:

●	Net loss of $4,876,700 for the fiscal year.
●	Warrants received as non-cash consideration of $3,763,621 as our IPO consulting customers completed the IPO during the current year.
●	An increase in accounts receivable of $338,312. The increase was primarily due to the increase in our sales generated by our newly acquired subsidiary, Sigmaways. The collected accounts receivable is available cash, which can be used as working capital for our business operation, if necessary.
●	A decrease of $327,877 in operating lease liabilities, due to the rent payment made.
●	Offset by stock-based compensation of $1,430,513, as we granted equity rewards to our employees and service providers in 2023.
●	Offset by a loss of $615,520 from the changes in fair value of investments in marketable securities.
●	Offset by a loss of $501,445 from the changes in fair value of investment in warrants.
●	Offset by depreciation and amortization expenses of $683,019, mainly because we acquired Sigmaways and its subsidiaries on February 1, 2023, and recognized amortization expense for the intangible asset identified through the acquisition.
●	Offset by an increase of $532,790 in accounts payable and accrued expenses as we incurred more operating expenses due to the expansion of our business.
●	Offset by an increase in deferred revenue of $553,130, due to the upfront payment received for IPO consulting services while most IPO customer were not declared IPO effective as of the balance sheet date.
●	Offset by non-cash lease expense of $346,070.

Investing Activities

Net cash provided by investing activities amounted to $6,349,204 for the year ended December 31, 2024, primarily consisted of (i) net proceeds of $5,640,000 from sale of warrants, and (ii) net proceeds of $749,546 from sale of marketable securities.

Net cash used in investing activities amounted to $1,780,952 for the year ended December 31, 2023, primarily consisted of (i) payment for acquisition of Sigmaways and its subsidiaries, net of cash acquired, of $724,910; (ii) advances on notes receivable of $600,000; and (iii) purchases of property and equipment of $526,260.

Financing Activities

Net cash used in financing activities amounted to $318,646 for the year ended December 31, 2024, primarily consisted of (i) dividends distribution of $834,566; (ii) repayment of $554,553 for short-term and long-term debts; (iii) net repayment of $390,373 for factoring arrangement, and (iv) proceeds of $1,423,342 from issuance of common stocks.

Net cash provided by financing activities amounted to $136,194 for the fiscal year ended December 31, 2023, primarily consisted of proceeds of $710,107 from short-term and long-term debts, and net proceeds of $562,767 from factoring arrangement, offset by repayment of $711,395 for long-term debts, and repayment of 389,035 for insurance premium financing.

Contractual Obligations

Lease Commitment

The Company has entered into operating leases for office space with terms ranging from two to fifteen years, and finance leases for office equipment and vehicle with terms of five years.

As of December 31, 2024, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Lease	Operating Leases
2025	$16,640	$394,538
2026	16,640	301,182
2027	16,640	259,508
2028	11,093	259,508
2029	-	259,508
Thereafter	-	603,091
Total lease payments	61,013	2,077,335
Less: imputed interest	(1,464)	(90,388)
Total lease liabilities	59,549	1,986,947
Less: current portion	(15,956)	(371,951)
Non-current lease liabilities	$43,593	$1,614,996

Debts

The Company’s debts included long-term debts borrowed from banks and financial institutions.

As of December 31, 2024, future minimum payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
2025	$404,827
2026	358,590
2027	384,912
2028	173,900
2029	25,116
Thereafter	304,723
Total	$1,652,068

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

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

Revenue Recognition

We generate revenues from the following main sources: on-premise software sales, maintenance and support services, software as a service (“SaaS”), software development and other miscellaneous services, customized software development and services and consulting services. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price.

Revenue is recognized when control of the goods and services provided are transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when we satisfy the performance obligations.

We satisfy our performance obligations for maintenance and support services, software as a service (“SaaS”), customized software development and services and consulting services over time as the related services are provided. We satisfy our performance obligations for on-premise software sales and software development and other miscellaneous services at point in time.

We provide public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting service contracts normally include both cash and noncash considerations. Cash consideration is paid in installment payments and is recognized in revenues over the period of the contract by reference to progress toward complete satisfaction of that performance obligation. Noncash consideration is primarily in the form of warrants of the customers and is measured at fair value at contract inception. Noncash consideration that is variable for reasons other than only the form of the consideration is included in the transaction price, but is subject to the constraint on variable consideration. We assess the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Only when the significant revenues reversal is concluded probable of not occurring can variable consideration be included in revenues. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the variable noncash consideration is recognized in revenues until the underlying uncertainties have been resolved.

The valuation of noncash consideration in the form of warrants of the customers are estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses and are reviewed by consulting with third-party valuation appraisers. The fair value of the warrants received from the customers are estimated using the Black-Scholes model and binomial model. In connection with assessing the stock price as one of the inputs to the valuation model, income approach, through the discounted cash flow method, and market approach, through the guideline company method, are used in the valuation process. Management applies significant judgement related to these valuation models and approaches, such as future cash flows estimate, discount rate assumption, selection of comparable companies, and etc. These significant assumptions are based on company specific information and projections, which may not be observable in the market, and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions. We believe the accounting estimate for revenue recognition in connection with the valuation of the warrants received by the Company as part of the consideration for consulting services is a critical accounting estimate because it requires estimates and judgement as to expectations that are highly subjective, but which are inherently uncertain and, as a result, actual results may differ from estimates.

Impairment of Intangible Asset and Goodwill

We review our intangible asset for impairment and perform a goodwill impairment assessment on an annual basis through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. The process of evaluating the potential impairment of intangible asset and goodwill is subjective because it requires the use of estimates and assumptions in determining a reporting unit’s fair value, as well as the fair value of the intangible asset. We calculate the fair values by using the income approach, through the discounted cash flow method and multi-period excess earnings method, based on the present value of future discounted cash flows, which requires us to use estimates and judgments about the future cash flows of the reporting unit, primarily including forecasted revenue and revenue growth rates, weighted average cost of capital, and forecasted operating cash flows. We believe the accounting estimate for impairment of intangible asset and reporting unit are critical accounting estimates because our estimates of fair values of intangible asset and reporting unit are based upon assumptions that are highly subjective, but which are inherently uncertain and, as a result, actual results may differ from estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-29 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the material weakness identified below.

●	Lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and the Securities and Exchange Commission (“SEC”) reporting and compliance requirements to design, implement and operate key controls over financial reporting process to address complex technical accounting issues and related disclosures in accordance with U.S. GAAP and financial reporting requirements set forth by the SEC.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2024, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Sumitaka Yamamoto	59	Chairman of Board, Chief Executive Officer and President
Kimio Hosaka	56	Chief Operating Officer and Director
Prakash Sadasivam	51	Chief Strategy Officer and Director
Hidekazu Miyata	54	Chief Technical Officer
Qizhi Gao	43	Chief Financial Officer
Keisuke Kuno	49	CX Division Vice President
Ferdinand Groenewald	40	Director
Heather Neville	53	Director
Koji Sato	55	Director

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

Prakash Sadasivam. Mr. Sadasivam has served as our Chief Strategy Officer and been a member of our Board of Directors since February 1, 2023. Mr. Sadasivam is a technology entrepreneur and the founder of Sigmaways. Under his leadership, Sigmaways has grown into a global organization with a diverse team of experts in various technology fields. Mr. Sadasivam completed his undergraduate studies in Computer Science and Engineering from Vellore Institute of Technology in India. He has also completed Management Development for Entrepreneurs from UCLA, Anderson School of Management. He has also been official member of Forbes Technology Council since 2020. We believe that Mr. Sadasivam is qualified to serve on our Board of Directors due to his experience in business, and technology.

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

Heather Neville. Ms. Neville has served as Vice President of People Operations (Human Resources) at PlayStation since January 2021. From June 2019 to January 2021, she was Senior Director of People Operations (Human Resources) at StubHub, an eBay Inc. (Nasdaq: EBAY) company, and from 2018 to 2019, Ms. Neville served as Senior Director of Go-to-Market Operations at Adobe Inc. (Nasdaq: ADBE). Prior to that time, she served as Senior Director, North American Business Operations (2017-2018) and Senior Director, Head of HR operations & Chief of Staff (2015-2017) at eBay Inc. She also previously held various positions at Dell Inc. (NYSE: DELL). Ms. Neville earned a Bachelor of Arts from Ecole Superieure de Gestion in Paris, France, and a Master of Business Administration from Paris Graduate School of Management in Paris, France. We believe that Ms. Neville is qualified to serve on our Board of Directors due to her experience in business, financial and public company matters.

Koji Sato. Mr. Sato has served as a member of our Board since September 2023. He is founder and Managing Partner of GIIP Global Advisory, Inc., a multi-country accounting and CFO service business. He has served as Managing Partner since its founding in 2009. Mr. Sato previously served as Senior Financial Officer and fund of funds manager for Japanese investors for AIFAM Inc. and as Senior Consultant at KPMG, LLP and PricewaterhouseCoopers Japan (Chuo-Aoyama Audit Corporation). Mr. Sato received a Masters in Business Administration from University of Southern California, Marshall School of Business, and a B.S. in Social Science from Hitotsubashi University in Tokyo, Japan. We believe that Mr. Sato is qualified to serve on our Board of Directors due to his experience in business, financial and accounting matters.

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

Change in Controlled Company Status and Director Independence

Upon initially listing with Nasdaq and during the fiscal year ended December 31, 2024, the Company qualified as a “controlled company” because more than 50% of the voting power for the election of directors was held by Mr. Yamamoto, the Company’s Chairman of the Board, Chief Executive Officer and President. As a result of certain sales under the Company’s previously announced at-the-market offering, Mr. Yamamoto no longer holds more than 50% of the voting power for the election of directors and therefore, the Company no longer qualifies as a “controlled company.” As a result, the Company is required, subject to phase-in rules, to comply with Nasdaq requirements that:

●	a majority of the Board consist of “independent directors” as defined by Nasdaq’s applicable rules and regulations;

●	the compensation of the Company’s executive officers be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a compensation committee comprised solely of independent directors; and

●	director nominees be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

The Company previously availed itself of certain of the controlled company exemptions. More specifically, the Company did not have a compensation committee or a nominating and corporate governance committee.

We no longer qualify as a controlled company and accordingly, on February 14, 2025, we formed a compensation committee and a nominating and corporate governance committee; however, we currently utilize and presently intend to continue to utilize, the exemption relating to a majority independent board. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq Capital Market. Pursuant to Nasdaq’s phase-in rules, we have a period of one year from the date on which we ceased to be a controlled company to comply with the majority independent board.

The Company’s Board of Directors has affirmatively determined that three of its six directors (Ferdinand Groenewald, Heather Neville, and Koji Sato) are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules.

Committees of the Board of Directors

Our Board of Directors has established three standing committees—the audit committee, compensation committee, and nominating and corporate governance committee—each of which operates under a charter that has been approved by our Board of Directors.

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

Compensation Committee

Because we were a “controlled company” within the meaning of the corporate governance standards of Nasdaq Capital Market, during the fiscal year ended December 31, 2024, we were not required to, and did not, have a compensation committee. We no longer qualify as a controlled company and accordingly, on February 14, 2025, we formed a compensation committee. The compensation committee is comprised of three independent directors: Ferdinand Groenewald, Heather Neville and Koji Sato, with Ms. Neville as the Chair of the compensation committee.

Our compensation committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers. Our compensation committee is responsible for, among other things:

●	To review and approve the compensation of the Chief Executive Officer and to approve the compensation of all other executive officers.

●	To review, and approve and, when appropriate, recommend to the Board for approval, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the CEO and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.

●	To review our incentive compensation arrangements.

●	To review and recommend to the Board for approval the frequency with which we will conduct Say on Pay Votes.

●	To review director compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.

●	To meet at least two times a year.

●	To review the compensation committee charter at least annually and recommend any proposed changes to the Board for approval.

Nominating and Corporate Governance Committee

Because we were a “controlled company” within the meaning of the corporate governance standards of Nasdaq Capital Market, during the fiscal year ended December 31, 2024, we were not required to, and did not, have a nominating and corporate governance committee. We no longer qualify as a controlled company and accordingly, on February 14, 2025, we formed a nominating and corporate governance committee. The nominating and corporate governance committee is comprised of three independent directors: Ferdinand Groenewald, Heather Neville and Koji Sato, with Mr. Sato as the Chair of the nominating and corporate governance committee.

Our nominating and corporate governance committee is responsible for, among other things:

●	To determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director.

●	To select and approve the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders.

●	To review the Board’s committee structure and composition and to appoint directors to serve as members of each committee and committee chairmen.

●	To develop and recommend to the Board for approval standards for determining whether a director has a relationship with us that would impair its independence.

●	To review and discuss with management the disclosure regarding the operations of the nominating and corporate governance committee and director independence, and to recommend that this disclosure be included in our proxy statement or annual report on Form 10-K, as applicable.

●	To monitor compliance with our Code of Ethics and Business Conduct (the “Code of Ethics”), to investigate any alleged breach or violation of the Code of Ethics and to enforce the provisions of the Code of Ethics.

●	To meet at least two times a year.

●	To review the nominating and corporate governance committee charter at least annually and recommend any proposed changes to the Board for approval

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board, the independent directors, a particular committee or to individual directors, as applicable. Such communications should be addressed to:

HeartCore Enterprises, Inc. Board of Directors

c/o HeartCore Enterprises, Inc.

Attention: Corporate Secretary

1-2-33, Higashigotanda, Shinagawa-ku

Tokyo, Japan

The Board has instructed the Corporate Secretary to promptly forward all communications so received to the full Board, the independent directors or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

Depending on the subject matter, the Company’s Corporate Secretary will:

●	Forward the communication to the director or directors to whom it is addressed;

●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a stock-related matter; or

●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the Board or a particular committee or is otherwise improper.

Procedures for Recommending, Nominating and Evaluating Director Candidates

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

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Anti-Hedging Policy

Under the terms of our insider trading policy, we prohibit each officer, director and employee, and each of their family members and controlled entities, from engaging in certain forms of hedging or monetization transactions. Such transactions include those, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and to continue to own the covered securities but without the full risks and rewards of ownership.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2024 were complied with by each person who at any time during the 2024 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Mr. Yamamoto failed to timely file a Form 4 relating to two transactions, and each of Messrs. Gao, Kuno and Hosaka failed to timely file a Form 4 relating to one transaction.

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

ITEM 11. EXECUTIVE COMPENSATION

2024 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2024 and 2023 to certain of our executive officers, who we collectively refer to as our “named executive officers”, or “NEOs”.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sumitaka Yamamoto	2024	$505,714	—	$34,917	$—	—	—	$—	$540,631
Chief Executive Officer	2023	$525,102	—	—	$—	—	—	$—	$525,102

Prakash Sadasivam	2024	$286,833	—	—	$—	—	—	$—	$286,833
Chief Strategy Officer and Director	2023	$316,000	—	—	$—	—	—	$—	$316,000

Kimio Hosaka	2024	$139,714	—	$6,316	$—	—	—	$—	$146,030
Chief Operating Officer	2023	$159,102	—	—	$—	—	—	$—	$159,102

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the executive officers as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Of Stock that Have Not Vested (#)	Market Value Per Share Of Shares Or Units of Stock That Have Not Vested ($)
Sumitaka Yamamoto	-	-	$-	-	22,860	1.815
Kimio Hosaka	75,000	25,000	$2.5	12/25/2031	5,729	1.815

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with its annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards after its Annual Report on Form 10-K has been filed. The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Director Compensation

Other than as set forth in the table and described more fully below, we did not pay any compensation or make any equity awards or non-equity awards to any of our non-employee directors during fiscal year 2024.

Non-employee Board members received $50,000 for their service on our Board of Directors. In addition, in exchange for their service on the Audit Committee, the Chair of the Audit Committee receives an additional $7,000 annually, and the other Audit Committee members receives an additional $4,000 annually. In exchange for their service on the Compensation Committee, the Chair of the Compensation Committee receives an additional $7,000 annually, and the other Compensation Committee members receive an additional $4,000 annually. In exchange for their service on the Nominating and Corporate Governance Committee, the Chair of the Nominating and Corporate Governance Committee receives an additional $6,000 annually, and the other Nominating and Corporate Governance Committee members receive an additional $3,000 annually.

Directors may be reimbursed for travel and other expenses directly related to their activities as directors. Directors who also serve as employees receive no additional compensation for their service as directors. During fiscal year 2024, each of Sumitaka Yamamoto, our Chief Executive Officer, Kimio Hosaka, our Chief Operating Officer, and Prakash Sadasivam, our Chief Strategy Officer, was a member of our board of directors, as well as an employee, and received no additional compensation for their services as a director. See the section titled “Executive Compensation” for more information about the compensation for these individuals for fiscal year 2024.

The following table presents the total compensation for each person who served as a non-employee director of the Company during fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Ferdinand Groenewald	57,000	-	57,000
Heather Marie Neville	54,000	-	54,000
Koji Sato	54,000	-	54,000

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

2023 Equity Incentive Plan

On August 1, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Plan”). The shareholders approved the 2023 Plan at the Annual Shareholder’s meeting on September 29, 2023. The 2023 Plan provides for various stock-based incentive awards, including incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. As of December 31, 2024, there were 1,930,347 shares available for award under the 2023 Plan.

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

Material features of the 2023 Plan are set forth below.

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

2021 Equity Incentive Plan

Overview

The Board of Directors and stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. There were 4,330 shares available for award as of December 31, 2024 under the 2021 Plan.

The purpose of 2021 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Board may, at any time, terminate or, from time to time, amend, modify or suspend this 2021 Plan, in whole or in part. To the extent then required by applicable law or any applicable stock exchange or required under the Internal Revenue Code of 1986, as amended (the “Code”), to preserve the intended tax consequences of the 2021 Plan, or deemed necessary or advisable by the Board, the 2021 Plan and any amendment to the 2021 Plan shall be subject to stockholder approval. Unless earlier terminated by the Board, the 2021 Plan will terminate 10 years from the date of adoption.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,937,987 shares of our common stock issued and outstanding as of December 31, 2024. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o HeartCore Enterprises, Inc., 1-2-33, Higashigotanda, Shinagawa-ku, Tokyo, Japan. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Directors and Executive Officers:
Sumitaka Yamamoto	10,647,393	48.5%
Keisuke Kuno	69,239	*
Kimio Hosaka	109,705	*
Prakash Sadasivam	2,500,000	11.4%
Ferdinand Groenewald	-	-
Heather Marie Neville	-	-
Koji Sato	-	-
All executive officers and directors as a group (9 persons) (2)	13,429,943	61.2%

Other 5% Stockholders:
Daishin Yasui	2,322,625	10.6%

*	less than 1%.
(1)	The percentages in the table have been calculated based on 21,937,987 shares of our common stock outstanding on December 31, 2024. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2024. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.
(2)	Includes the directors and named executive officers listed above, as well as (i) 72,048 shares beneficially owned by Hidekazu Miyata, our Chief Technical Officer, and (ii) 21,620 shares beneficially owned by Qizhi Gao, our Chief Financial Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,395,670	1.65	1,934,677	(1)
Equity compensation plans not approved by security holders
Total	2,395,670	1.65	1,934,677

(1)	This represents shares of common stock issuable pursuant to the 2023 Plan and the 2021 Plan.

There were an aggregate of 1,934,677 shares available for award under the 2021 and 2023 Plans as of December 31, 2024.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2024 and 2023, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

As of December 31, 2024 and 2023, the Company had a due to related parties balance of $47 and $1,476, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $1,338. During the year ended December 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $1,123.

As of December 31, 2024 and 2023, the Company had a due to related parties balance of $885 and nil, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling interest shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2024, the related party paid operating expenses on behalf of the Company in the amount of $899. As of December 31, 2024 and 2023, the Company had an accounts payable and accrued expenses balance of $47,199 and nil, respectively, to Luvina Software. During the year ended December 31, 2024, the Company engaged the related party for software development and other support services in the amount of $202,288.

As of December 31, 2024 and 2023, the Company had a loan receivable balance of $164,067 and $227,704, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan is made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2024 and 2023, the Company received repayments of $42,104 and $45,404, respectively, from this related party.

As of December 31, 2024 and 2023, the Company had a short-term debt balance of $75,000 and nil, respectively, to Prakash Sadasivam, the CEO of Sigmaways and Chief Strategy Officer (“CSO”) of the Company. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5%, and matures on June 30, 2025.

Director Independence

The Company’s Board of Directors has affirmatively determined that three of its six directors (Ferdinand Groenewald, Heather Neville, and Koji Sato) are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. During the fiscal year ended December 31, 2024, we were a “controlled company” under Nasdaq Capital Market rules and therefore, were not required to have a majority of independent directors on the Board.

As a controlled company during 2024, the Company was not required to comply with certain corporate governance requirements under Nasdaq Capital Market rules, including, but not limited to, the requirement that a majority of the Company’s Board of Directors consist of “independent directors” as defined by the applicable rules and regulations of Nasdaq Capital Market. Because we no longer qualify as a controlled company, on February 14, 2025, we formed a compensation committee and a nominating and corporate governance committee, and we are required, subject to a phase-in period, to have a majority of independent directors on the Board. We expect to comply with the majority independent director requirement no later than the end of the phase-in period, which ends one year after we ceased to be a controlled company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Audit Fees	$609,779	$620,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$609,779	$620,000

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

HEARTCORE ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HeartCore Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HeartCore Enterprises, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 31, 2025

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,121,089	$1,012,479
Accounts receivable	1,950,050	2,623,682
Investments in marketable securities	4,495,703	642,348
Investment in equity securities	-	300,000
Prepaid expenses	458,839	536,865
Current portion of long-term note receivable	100,000	100,000
Due from related party	40,139	44,758
Other current assets	251,545	234,761
Total current assets	9,417,365	5,494,893

Non-current assets:
Accounts receivable, non-current	752,930	-
Property and equipment, net	584,854	763,730
Operating lease right-of-use assets	1,936,097	2,467,889
Intangible asset, net	-	4,515,625
Goodwill	-	3,276,441
Long-term investment in warrants	577,786	2,004,308
Long-term note receivable	100,000	200,000
Deferred tax assets	152,300	369,436
Security deposits	307,996	348,428
Long-term loan receivable from related party	123,928	182,946
Other non-current assets	11,778	71
Total non-current assets	4,547,669	14,128,874

Total assets	$13,965,034	$19,623,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,039,323	$1,757,038
Accounts payable and accrued expenses – related party	47,199	-
Accrued payroll and other employee costs	675,502	723,305
Due to related parties	932	1,476
Short-term debt	-	135,937
Short-term debt – related party	75,000	-
Current portion of long-term debts	401,255	371,783
Insurance premium financing	16,626	-
Factoring liability	172,394	562,767
Operating lease liabilities, current	371,951	396,535
Finance lease liabilities, current	15,956	17,445
Income tax payables	822,014	162,689
Deferred revenue	1,876,490	2,166,175
Other current liabilities	907,080	216,405
Total current liabilities	7,421,722	6,511,555

Non-current liabilities:
Long-term debts	1,238,813	1,770,352
Operating lease liabilities, non-current	1,614,996	2,135,160
Finance lease liabilities, non-current	43,593	66,779
Deferred tax liabilities	-	1,264,375
Other non-current liabilities	183,895	208,732
Total non-current liabilities	3,081,297	5,445,398

Total liabilities	10,503,019	11,956,953

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 21,937,987 and 20,842,690 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	2,193	2,083
Subscription receivable	(103,942)	-
Additional paid-in capital	20,656,153	19,594,801
Accumulated deficit	(16,244,843)	(14,763,469)
Accumulated other comprehensive income	343,936	331,881
Total HeartCore Enterprises, Inc. shareholders’ equity	4,653,497	5,165,296
Non-controlling interests	(1,191,482)	2,501,518
Total shareholders’ equity	3,462,015	7,666,814

Total liabilities and shareholders’ equity	$13,965,034	$19,623,767

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023
Revenues	$30,407,229	$21,845,830
Cost of revenues	12,579,359	13,778,416
Gross profit	17,827,870	8,067,414

Operating expenses:
Selling expenses	1,255,368	1,516,247
General and administrative expenses	8,623,587	9,651,381
Research and development expenses	729,584	1,019,141
Impairment of intangible asset	3,878,125	-
Impairment of goodwill	3,276,441	-
Total operating expenses	17,763,105	12,186,769

Income (loss) from operations	64,765	(4,119,355)

Other income (expenses):
Changes in fair value of investments in marketable securities	(2,412,385)	(615,520)
Changes in fair value of investment in warrants	1,657,699	(501,445)
Loss on sale of warrants	(3,970,628)	-
Impairment of investment in equity securities	(300,000)	-
Loss on forgiveness of note receivable	(100,000)	-
Interest income	18,835	70,624
Interest expenses	(144,033)	(162,968)
Government grants	-	76,612
Other income	260,918	366,283
Other expenses	(424,893)	(124,595)
Total other expenses	(5,414,487)	(891,009)
Loss before income tax benefit	(5,349,722)	(5,010,364)
Income tax benefit	(136,822)	(133,664)
Net loss	(5,212,900)	(4,876,700)
Less: net loss attributable to non-controlling interests	(3,731,526)	(686,810)
Net loss attributable to HeartCore Enterprises, Inc.	$(1,481,374)	$(4,189,890)

Other comprehensive loss:
Foreign currency translation adjustment	(16,614)	(34,628)
Total comprehensive loss	(5,229,514)	(4,911,328)
Less: comprehensive loss attributable to non-controlling interests	(3,760,195)	(688,482)
Comprehensive loss attributable to HeartCore Enterprises, Inc.	$(1,469,319)	$(4,222,846)

Net loss per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.07)	$(0.21)
Diluted	$(0.07)	$(0.21)
Weighted average common shares outstanding
Basic	20,940,956	20,404,642
Diluted	20,940,956	20,404,642

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Shares			Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of		Subscription	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2022	17,649,886	$1,764	$-	$15,014,607	$(10,573,579)	$364,837	$4,807,629	$-	$4,807,629
Net loss	-	-	-	-	(4,189,890)	-	(4,189,890)	(686,810)	(4,876,700)
Foreign currency translation adjustment	-	-	-	-	-	(32,956)	(32,956)	(1,672)	(34,628)
Issuance of common shares for acquisition of subsidiary	2,500,000	250	-	3,149,750	-	-	3,150,000	-	3,150,000
Non-controlling interest arising from acquisition of subsidiary	-	-	-	-	-	-	-	3,190,000	3,190,000
Stock-based compensation	692,804	69	-	1,430,444	-	-	1,430,513	-	1,430,513
Balance, December 31, 2023	20,842,690	$2,083	$-	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	-	(1,481,374)	-	(1,481,374)	(3,731,526)	(5,212,900)
Foreign currency translation adjustment	-	-	-	-	-	12,055	12,055	(28,669)	(16,614)
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	-	67,195	67,195
Issuance of common shares	1,004,190	101	(103,942)	1,527,183	-	-	1,423,342	-	1,423,342
Distribution of dividends	-	-	-	(834,566)	-	-	(834,566)	-	(834,566)
Stock-based compensation	91,107	9	-	368,735	-	-	368,744	-	368,744
Balance, December 31, 2024	21,937,987	$2,193	$(103,942)	$20,656,153	$(16,244,843)	$343,936	$4,653,497	$(1,191,482)	$3,462,015

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,212,900)	$(4,876,700)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization expenses	749,639	683,019
Loss (gain) on disposal of property and equipment	1,894	(4,514)
Amortization of debt issuance costs	4,567	3,733
Non-cash lease expense	365,531	346,070
Loss (gain) on termination of lease	(469)	76
Impairment of intangible asset	3,878,125	-
Impairment of goodwill	3,276,441	-
Deferred income taxes	(1,076,600)	(291,596)
Stock-based compensation	368,744	1,430,513
Marketable securities received as noncash consideration	(572,010)	-
Warrants received as noncash consideration	(12,969,683)	(3,763,621)
Changes in fair value of investments in marketable securities	2,412,385	615,520
Changes in fair value of investment in warrants	(1,657,699)	501,445
Loss on sale of warrants	3,970,628	-
Impairment of investment in equity securities	300,000	-
Impairment of investment in SAFE	75,000	-
Loss on forgiveness of note receivable	100,000	-
Changes in assets and liabilities:
Accounts receivable	(193,369)	(338,312)
Prepaid expenses	210,477	359,310
Other assets	(38,336)	(133,550)
Accounts payable and accrued expenses	331,685	532,790
Accounts payable and accrued expenses – related party	47,955	-
Accrued payroll and other employee costs	3,623	152,101
Due to related parties	(1,338)	1,123
Operating lease liabilities	(371,877)	(327,877)
Income tax payables	669,142	162,045
Deferred revenue	(156,527)	553,130
Other liabilities	710,001	64,086
Net cash flows used in operating activities	(4,774,971)	(4,331,209)

Cash flows from investing activities:
Purchases of property and equipment	(7,446)	(526,260)
Proceeds from disposal of property and equipment	-	24,814
Advances on note receivable	-	(600,000)
Purchase of investment in SAFE	(75,000)	-
Net proceeds from sale of warrants	5,640,000	-
Proceeds from sale of marketable securities	749,546	-
Repayment of loan provided to related party	42,104	45,404
Payment for acquisition of subsidiary, net of cash acquired	-	(724,910)
Net cash flows provided by (used in) investing activities	6,349,204	(1,780,952)

Cash flows from financing activities:
Payments for finance leases	(16,766)	(22,422)
Proceeds from short-term and long-term debts	68,138	710,107
Proceeds from related party debt	75,000	-
Repayment of short-term and long-term debts	(554,553)	(711,395)
Repayment of insurance premium financing	(156,063)	(389,035)
Net proceeds from factoring arrangement	-	562,767
Net repayment of factoring arrangement	(390,373)	-
Payments for debt issuance costs	-	(13,828)
Distribution of dividends	(834,566)	-
Capital contribution from non-controlling shareholder	67,195	-
Proceeds from issuance of common shares	1,423,342	-
Net cash flows provided by (used in) financing activities	(318,646)	136,194

Effect of exchange rate changes	(146,977)	(188,880)

Net change in cash and cash equivalents	1,108,610	(6,164,847)
Cash and cash equivalents – beginning of the year	1,012,479	7,177,326
Cash and cash equivalents – end of the year	$2,121,089	$1,012,479

Supplemental cash flow disclosure:
Interest paid	$143,101	$85,634
Income taxes paid	$298,466	$91,707

Non-cash investing and financing transactions:
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$-	$93,217
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$125,735	$317,040
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	$23,956	$30,186
Insurance premium financing	$172,689	$389,035
Common shares issued for acquisition of subsidiary	$-	$3,150,000
Warrants converted to marketable securities	$6,443,276	$1,257,868
Note receivable converted to investment in equity securities	$-	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

HeartCore Enterprises, Inc. (“HeartCore USA”), a holding company, was incorporated under the laws of the State of Delaware on May 18, 2021.

On July 16, 2021, HeartCore USA executed a share exchange agreement with certain shareholders of HeartCore Co., Ltd. (“HeartCore Japan”), a company that was incorporated in Japan on June 12, 2009. Pursuant to the terms of the share exchange agreement, HeartCore USA issued 15,999,994 shares of its common shares to the shareholders of HeartCore Japan in exchange for 10,706 shares out of 10,984 shares of common shares issued by HeartCore Japan, representing approximately 97.5% of HeartCore Japan’s outstanding common shares. On February 24, 2022, HeartCore USA purchased the remaining 278 shares of common shares of HeartCore Japan. As a result, HeartCore Japan became a wholly-owned operating subsidiary of HeartCore USA.

The share exchange on July 16, 2021 has been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled these two entities before and after the transaction. The consolidation of HeartCore USA and its subsidiary has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

HeartCore USA, via its wholly-owned operating subsidiary, HeartCore Japan, is mainly engaged in the business of developing and sales of comprehensive software. Beginning from early 2022, HeartCore USA is engaged in the business of providing consulting services to Japanese companies with intention to go public in the United States capital market.

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

HeartCore USA, HeartCore Japan, Sigmaways, Sigmaways B.V., Sigmaways Technologies, HeartCore Financial, HeartCore Capital Advisors, HeartCore Luvina and HeartCore Financial – Japan are hereafter referred to as the “Company”.

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

Non-controlling Interests

The portion of the income or loss applicable to the non-controlling interests in subsidiaries is separately reflected in the consolidated statements of operations and comprehensive loss.

Use of Estimates

In preparing the consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives of property and equipment and intangible asset, the impairment of long-lived assets and goodwill, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations, valuation of investment in warrants, revenue recognition with respect to fair value of noncash consideration and allocation of transaction price, and purchase price allocation with respect to business combination. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks and other financial institutions that are unrestricted as to withdrawal or use.

Accounts Receivable

Accounts receivable represents the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for credit losses. The allowance for credit losses reflects the Company’s current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable balances are written off after all collection efforts have ceased. The allowance is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and credit losses.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments, which substantially extend the useful lives of the assets, are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive loss.

Asset Retirement Obligations

Pursuant to the lease agreements for the office space, the Company is responsible to restore these spaces back to its original statute at the time of leaving. The Company recognizes an obligation related to these restorations as asset retirement obligation included in other non-current liabilities in the consolidated balance sheets, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 410, “Asset Retirement Obligation Accounting”. The Company capitalizes the associated asset retirement cost by increasing the carrying amount of the related property and equipment. The following table presents changes in asset retirement obligations:

	December 31, 2024	December 31, 2023
Beginning balance	$208,732	$138,018
Liabilities incurred	-	83,821
Accretion expense	342	428
Liabilities settled	(3,779)	-
Foreign currency translation adjustment	(21,400)	(13,535)
Ending balance	$183,895	$208,732

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

In the years ended December 31, 2024 and 2023, software development costs expensed as incurred amounted to $729,584 and $1,019,141, respectively. These software development costs were included in the research and development expenses.

Investment in Warrants

Investment in warrants represents stock warrants earned from its consulting service customers. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investment in warrants is classified as long-term if the warrants are exercisable over one year after the date of receipt.

Investments in Marketable Securities

Investments in marketable securities represent equity securities registered for public sale with readily determinable fair value. The marketable securities are obtained through stocks of its customers received as noncash consideration from consulting services and through exercise of stock warrants of its consulting service customers and measured at fair value with changes in fair value recognized in other income (expenses).

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. In accordance with ASC Topic 350, “Intangibles – Goodwill and Others”, goodwill is subject to assessment for impairment at the reporting unit level at least annually or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

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

The reporting currency of the Company is the US$, and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the consolidated statements of changes in shareholders’ equity.

Translation of amounts from the functional currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2024	December 31, 2023
Current JPY: US$1 exchange rate	158.15	141.83
Average JPY: US$1 exchange rate	150.77	139.81
Current EUR: US$1 exchange rate	0.97	0.91
Average EUR: US$1 exchange rate	0.92	0.92
Current CAD: US$1 exchange rate	1.44	1.34
Average CAD: US$1 exchange rate	1.37	1.35
Current VND: US$1 exchange rate	25,435.50	24,264.20
Average VND: US$1 exchange rate	25,034.67	23,825.87

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

The Company currently generates its revenues from the following main sources:

Revenues from On-premise Software

Licenses for on-premise software provide the customers with a right to use the software as it exists when made available to the customers. The Company provides on-premise software in the form of both perpetual licenses and term-based licenses which grant the customers with the right for a specified term. Revenues from on-premise licenses are recognized upfront at the point in time when the software is made available to the customers. Licenses for on-premise software are typically sold to the customers with maintenance and support services in a bundle. Revenues under the bundled arrangements are allocated based on the relative standalone selling prices (“SSP”) of on-premise software and maintenance and support services. The SSP for maintenance and support services is estimated based upon observable transactions when those services are sold on a standalone basis. The SSP of on-premise software is typically estimated using the residual approach as the Company is unable to establish the SSP for on-premise licenses based on observable prices given the same products are sold for a broad range of amounts (that is, the selling price is highly variable) and a representative SSP is not discernible from past transactions or other observable evidence.

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

Revenues from Software as a Service (“SaaS”)

The Company’s software is available for use as hosted application arrangements under subscription fee agreements without licensing the rights of the software to the customers. Subscription fees from these applications are recognized over time on a ratable basis over the customer contract term beginning on the date the Company’s solution is made available to the customers. The subscription contracts are generally one year or less in length.

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

Revenues from Consulting Services

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting services contracts normally include both cash and noncash considerations. Cash consideration is paid in installment payments and is recognized in revenues over the period of the contract by reference to progress toward complete satisfaction of that performance obligation. Noncash consideration is in the form of stocks and warrants of the customers and is measured at fair value at contract inception. Noncash consideration that is variable for reasons other than only the form of the consideration is included in the transaction price, but is subject to the constraint on variable consideration. The Company assesses the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Only when the significant revenues reversal is concluded probable of not occurring can variable consideration be included in revenues. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the variable noncash consideration is recognized in revenues until the underlying uncertainties have been resolved.

Sales Returns and Allowances

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company determines that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable, current or non-current, in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the years ended December 31, 2024 and 2023 that were included in the opening deferred revenue balance are approximately $1.8 million and $1.6 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by product/service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the years ended December 31, 2024 and 2023 is as following:

	For the Years Ended
	December 31,
	2024	2023
Revenues from on-premise software	$2,700,769	$1,586,218
Revenues from maintenance and support services	2,625,992	2,646,148
Revenues from software as a service (“SaaS”)	564,292	635,927
Revenues from software development and other miscellaneous services	1,925,117	1,980,979
Revenues from customized software development and services	7,854,285	8,784,239
Revenues from consulting services	14,736,774	6,212,319
Total revenues	$30,407,229	$21,845,830

The Company’s disaggregation of revenues by product/service for the years ended December 31, 2024 and 2023 is as following:

	For the Years Ended
	December 31,
	2024	2023
Revenues from customer experience management platform	$6,880,708	$5,602,473
Revenues from process mining	214,085	399,300
Revenues from robotic process automation	256,796	325,986
Revenues from task mining	285,643	376,682
Revenues from customized software development and services	7,854,285	8,784,239
Revenues from consulting services	14,736,774	6,212,319
Revenues from others	178,938	144,831
Total revenues	$30,407,229	$21,845,830

Cost of Revenues

Cost of revenues primarily consists of salaries and outsourcing expenses (e.g., bonuses, employee benefits, payroll taxes, outsourcing professional fees) for personnel and parties directly involved in the delivery of products and services to customers. Cost of revenues also includes royal/license payments to vendors, and hosting and infrastructure costs related to the delivery of the Company’s products and services.

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products and services, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC Topic 720-35, “Advertising Costs”. The advertising expenses are $473,132 and $832,491 for the years ended December 31, 2024 and 2023, respectively.

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

For the year ended December 31, 2024, customer A represents 43.8% of the Company’s total revenues. For the year ended December 31, 2023, customer B, C and D represent 15.1%, 10.4% and 10.1%, respectively, of the Company’s total revenues.

For the years ended December 31, 2024 and 2023, no vendor accounts for more than 10% of the Company’s total purchases.

Segment Reporting

ASC Topic 280, “Segment Reporting”, requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company (see NOTE 20).

Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation.

Loss Per Share

The Company computes basic and diluted loss per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares and potentially dilutive common shares outstanding during the reporting period. Potentially dilutive common shares are not included in the calculation of diluted loss per share if their effect would be anti-dilutive.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive and free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions are consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expenses and penalties are classified in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Business Combinations

The Company accounts its business combinations using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. The purchase price of the acquisition is allocated to the tangible assets, liabilities, identifiable intangible assets acquired and non-controlling interests, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred.

Consideration transferred in a business combination is measured at the fair value as of the acquisition date. Where the consideration in an acquisition includes contingent consideration, and the payment of which depends on the achievement of certain specified conditions post-acquisition, the contingent consideration is recognized and measured at its fair value at the acquisition date and is recorded as a liability. It is subsequently carried at fair value with changes in fair value reflected in earnings.

In a business combination achieved in stages, the Company remeasures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition-date fair value and the remeasurement gain or loss, if any, is recognized in the consolidated statements of operations and comprehensive loss.

Fair value is determined based upon the guidance of ASC Topic 820, “Fair Value Measurements and Disclosures”, and generally are determined using Level 2 inputs and Level 3 inputs. The determination of fair value involves the use of significant judgments and estimates. The Company utilizes the assistance of a third-party valuation appraiser to determine the fair value as of the acquisition date.

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

As of December 31, 2024 and 2023, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized below (see NOTE 6):

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Investments in marketable securities	4,495,703	-	-	4,495,703
Long-term investment in warrants	-	577,786	-	577,786

Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Investments in marketable securities	642,348	-	-	642,348
Long-term investment in warrants	-	-	2,004,308	2,004,308

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-07 is effective for public companies for annual reporting periods beginning after December 15, 2023, on a retrospective basis. The Company adopted ASU No. 2023-07 on January 1, 2024 (see NOTE 20).

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public companies to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an annual and interim basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2024	December 31, 2023
Accounts receivable – non-factored	$2,485,417	$2,060,915
Accounts receivable – factored with recourse	217,563	562,767
Total accounts receivable, gross	2,702,980	2,623,682
Less: allowance for credit losses	-	-
Total accounts receivable	2,702,980	2,623,682
Less: current portion	(1,950,050)	(2,623,682)
Accounts receivable, non-current	$752,930	$-

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2024	December 31, 2023
Prepayments to software and consulting services vendors	$188,528	$199,376
Prepaid marketing fees	32,129	92,546
Prepaid subscription fees	115,593	95,971
Prepaid insurance premium	44,023	72,668
Others	78,566	76,304
Total prepaid expenses	$458,839	$536,865

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2024 and 2023, the Company had a due to related parties balance of $47 and $1,476, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $1,338. During the year ended December 31, 2023, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $1,123.

As of December 31, 2024 and 2023, the Company had a due to related parties balance of $885 and nil, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling interest shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2024, the related party paid operating expenses on behalf of the Company in the amount of $899. As of December 31, 2024 and 2023, the Company had an accounts payable and accrued expenses balance of $47,199 and nil, respectively, to Luvina Software. During the year ended December 31, 2024, the Company engaged the related party for software development and other support services in the amount of $202,288.

As of December 31, 2024 and 2023, the Company had a loan receivable balance of $164,067 and $227,704, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan is made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the years ended December 31, 2024 and 2023, the Company received repayments of $42,104 and $45,404, respectively, from this related party.

As of December 31, 2024 and 2023, the Company had a short-term debt balance of $75,000 and nil, respectively, to Prakash Sadasivam, the CEO of Sigmaways and Chief Strategy Officer (“CSO”) of the Company. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5%, and matures on June 30, 2025.

NOTE 6 – INVESTMENTS

Investment in Equity Securities

On May 2, 2023, the Company purchased a $300,000 promissory note from a non-related company. The note bears an interest rate of 8% per annum and matures on the earlier of 1) the date of the closing of capital-raising transactions in the amount of $300,000 or more consummated by the promissory note issuer, 2) the date on which the promissory note issuer completes its initial public offering on the Nasdaq Capital Market or New York Stock Exchange, or 3) 180 days following the note issuance. The interest rate would be 12% per annum for any amount that is unpaid when due. On July 27, 2023, the Company entered into a note exchange agreement with the promissory note issuer to convert all of the promissory note principal amount and accrued interest into 600,000 shares of common shares of the promissory note issuer. The Company recognized impairment loss on investment in equity securities of $300,000 and nil for the years ended December 31, 2024 and 2023, respectively.

Investment in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are initially measured at fair value at contract inception using the Black-Scholes model and binomial model with the assistance of a third-party valuation appraiser. The following table summarizes the inputs to the models used to estimate the fair value of the warrants received and recognized as consulting services revenues for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Stock price	$4.14	$3.38 – 439.99
Exercise price	$0.01	$0.01
Expected volatility	50.00%	52.57% – 96.30%
Time to maturity (in years)	10	10
Risk-free interest rate	3.88%	3.52% – 4.12%

The Company’s investment in warrants is measured on a recurring basis and carried on the balance sheets at an estimated fair value at the end of the year. The valuation of investment in warrants is determined using the Black-Scholes model. The following table summarizes the inputs to the model used to estimate the fair value of the investment in warrants as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Stock price	$200	$496
Exercise price	$0.01	$0.01
Expected volatility	145.94%	48.52%
Time to maturity (in years)	8.25	9.25
Risk-free interest rate	4.48%	3.88%

The following table summarizes the Company’s investment in warrants activities for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Fair value of investment in warrants at beginning of the year	$2,004,308	$-
Warrants received as noncash consideration	12,969,683	3,763,621
Changes in fair value of investment in warrants	1,657,699	(501,445)
Warrants converted to marketable securities	(6,443,276)	(1,257,868)
Warrants sold*	(9,610,628)	-
Fair value of investment in warrants at end of the year	$577,786	$2,004,308

*	On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The warrants to be transferred are exercisable only upon its Consulting Customer’s consummation of the Merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrant agreement it had with the Consulting Customer. The Company completed its sale of warrants in September 2024 and recorded $3,970,628 in loss on sale of warrants from this transaction.

Investments in Marketable Securities

The Company’s investments in marketable securities represent stocks received from its customers as noncash consideration from consulting services and stocks received upon the exercise of warrants described above. They are registered for public sale with readily determinable fair values, and are measured at quoted prices on a recurring basis at the end of the year. The following table summarizes the Company’s investments in marketable securities activities for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Fair value of investments in marketable securities at beginning of the year	$642,348	$-
Marketable securities received as noncash consideration	572,010	-
Marketable securities converted from warrants	6,443,276	1,257,868
Changes in fair value of investments in marketable securities	(2,412,385)	(615,520)
Marketable securities sold	(749,546)	-
Fair value of investments in marketable securities at end of the year	$4,495,703	$642,348

NOTE 7 – LONG-TERM NOTE RECEIVABLE

On September 1, 2023, the Company purchased a $300,000 promissory note from a non-related company. The note bears an interest rate of 4% per annum and matures on September 2, 2026. On the first business day following each annual anniversary of September 1, 2023, the promissory note issuer shall pay to the Company the sum of one-third of the total promissory note amount due and outstanding, including all accrued and unpaid interest as of such time, unless such annual payment has been forgiven by the Company pursuant to certain conditions. The interest rate would be 10% per annum for any amount that is unpaid when due. The Company forgave the first annual payment of the promissory note and recognized loss on forgiveness of long-term note receivable of $100,000 during the year ended December 31, 2024.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31, 2024	December 31, 2023
Leasehold improvements	$440,333	$496,810
Machinery and equipment	646,252	706,145
Vehicle	80,586	89,859
Software	135,089	150,633
Subtotal	1,302,260	1,443,447
Less: accumulated depreciation	(717,406)	(679,717)
Property and equipment, net	$584,854	$763,730

Depreciation expenses are $112,139 and $98,644 for the years ended December 31, 2024 and 2023, respectively.

NOTE 9 – INTANGIBLE ASSET, NET

Intangible asset, net is as follows:

	December 31, 2024	December 31, 2023
Customer relationship	$5,100,000	$5,100,000
Less: accumulated amortization	(1,221,875)	(584,375)
Less: accumulated impairment	(3,878,125)	-
Intangible asset, net	$-	$4,515,625

Amortization expenses are $637,500 and $584,375 for the years ended December 31, 2024 and 2023, respectively.

NOTE 10 – LEASES

The Company has entered into operating leases for office space with terms ranging from two to fifteen years, and finance leases for office equipment and vehicle with terms of five years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities is included in the consolidated financial statements. Right-of-use assets of finance leases of $60,440 and $85,613 are included in property and equipment, net as of December 31, 2024 and 2023, respectively.

Operating lease costs for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which are recognized on a straight-line basis over the expected life of the leased assets, and interest expenses, which are recognized following an effective interest rate method. Leases with initial term of twelve months or less are not recorded in the consolidated balance sheets.

The components of lease costs are as follows:

	For the Years Ended December 31,
	2024	2023
Finance lease costs
Amortization of right-of-use assets	$17,139	$19,699
Interest on lease liabilities	937	388
Total finance lease costs	18,076	20,087
Operating lease costs	400,840	388,633
Short-term lease costs	-	51,582
Total lease costs	$418,916	$460,302

The following table presents supplemental information related to the Company’s leases:

	For the Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$937	$388
Operating cash flows from operating leases	408,962	361,929
Financing cash flows from finance leases	16,766	22,422
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	-	93,217
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	125,735	317,040
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	23,956	30,186

Weighted average remaining lease term (years)
Finance leases	3.8	4.7
Operating leases	6.8	7.5

Weighted-average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.37%	1.34%

As of December 31, 2024, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Lease	Operating Leases
2025	$16,640	$394,538
2026	16,640	301,182
2027	16,640	259,508
2028	11,093	259,508
2029	-	259,508
Thereafter	-	603,091
Total lease payments	61,013	2,077,335
Less: imputed interest	(1,464)	(90,388)
Total lease liabilities	59,549	1,986,947
Less: current portion	(15,956)	(371,951)
Non-current lease liabilities	$43,593	$1,614,996

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $307,996 and $348,428 as of December 31, 2024 and 2023, respectively.

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Accrued consumption taxes	$277,593	$143,702
Customer refund liability*	500,000	-
Others	129,487	72,703
Total other current liabilities	$907,080	$216,405

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting services agreement with the customer was terminated and the Company will refund $500,000 to the customer in August 2025.

NOTE 12 – FACTORING LIABILITY

Sigmaways, the subsidiary acquired by the Company in February 2023, entered into a factoring and security agreement (“Factoring Agreement”) with The Southern Bank Company, an unrelated factor (“Factor”), in 2017, for the purpose of factoring certain accounts receivable. Under the terms of the Factoring Agreement, Sigmaways may offer for sale, and the Factor may purchase in its sole discretion, certain accounts receivable of Sigmaways (“Purchased Receivable”). The Factoring Agreement provided for a maximum of $850,000 in Purchased Receivable.

Selected accounts receivable is submitted to the Factor, and Sigmaways receives 90% of the face value of the accounts receivable by wire transfer. Upon payment by the customers, the remainder of the amount due is received from the Factor after deducting certain fees.

The Factoring Agreement specifies that eligible accounts receivable is factored with recourse. Under the terms of the recourse provision, Sigmaways is required to reimburse the Factor, upon demand, for Purchased Receivable that is not paid on time by the customers. The performance of all obligations and payments to the Factor is personally guaranteed by Prakash Sadasivam, the CEO of Sigmaways and CSO of the Company, and secured by all Sigmaways’ now owned and hereafter assets and any sums maintained by the Factor that are identified as payable to Sigmaways.

The Factoring Agreement has an initial term of twelve months and automatically renews for successive twelve-month renewal periods unless terminated pursuant to the terms of the Factoring Agreement. Sigmaways may terminate the Factoring Agreement with sixty days’ written notice to the Factor and is subject to certain early termination fee.

The Factoring Agreement contains covenants that are customary for accounts receivable-based factoring agreements and also contains provisions relating to events of default that are customary for agreements of this type.

As of December 31, 2024 and 2023, there were $172,394 and $562,767 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the years ended December 31, 2024 and 2023, the Company recorded $60,451 and $67,257 in interest expenses related to the Factoring Agreement, respectively.

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

As of December 31, 2024 and 2023, the balances of the insurance premium financing were $16,626 and nil, respectively. During the years ended December 31, 2024 and 2023, the Company recorded $12,047 and $29,171, respectively, in interest expenses related to the insurance premium financing.

NOTE 14 – DEBTS

Short-term Debt

The Company’s short-term debt represents a loan borrowed from a financial institution as follows:

Name of Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of December 31, 2024	Balance as of December 31, 2023
Biz Forward Co., Ltd.	JPY19,280,001	(a)	12/26/2023 – 1/31/2024	36.840%	$-	$135,937

(a)	The debt is secured by accounts receivable of HeartCore Japan in the amount of JPY23,882,562.

Long-term Debts

The Company’s long-term debts included bond payable and loans borrowed from banks and financial institutions, which consist of the following:

Name of Banks/Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of December 31, 2024	Balance as of December 31, 2023
Bond payable
Corporate bond issued through Resona Bank, Limited	JPY100,000,000	(b)(d)	1/10/2019 – 1/10/2024	0.430%	$-	$70,507
Loans with banks and financial institutions
Resona Bank, Limited	JPY50,000,000	(b)(c)	12/29/2017 – 12/29/2024	0.675%	-	54,678
Resona Bank, Limited	JPY10,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	29,440	38,624
Resona Bank, Limited	JPY40,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	117,762	154,495
Resona Bank, Limited	JPY20,000,000	(b)(c)	11/13/2020 – 10/31/2027	1.600%	60,386	78,925
Sumitomo Mitsui Banking Corporation	JPY100,000,000	(b)	12/28/2018 – 7/1/2024	1.475%	-	11,612
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	12/30/2019 – 12/30/2026	1.975%	22,441	31,072
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.600%	54,062	68,152
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.000%	54,062	68,152
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	141,638	183,319
The Shoko Chukin Bank, Ltd.	JPY30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	154,220	197,137
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	256,971	327,152
Higashi-Nippon Bank	JPY30,000,000	(b)	3/31/2022 – 3/31/2025	1.550%	51,597	93,070
Higashi-Nippon Bank	JPY30,000,000	(b)(c)	10/11/2023 – 9/30/2028	1.600%	164,401	204,471
First Home Bank	$350,000	(e)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	195,766	229,007
U.S. Small Business Administration	$350,000	(e)	5/30/2020 – 5/30/2050	3.750%	349,322	350,000
Aggregate outstanding principal balances					1,652,068	2,160,373
Less: unamortized debt issuance costs					(12,000)	(18,238)
Less: current portion					(401,255)	(371,783)
Non-current portion					$1,238,813	$1,770,352

(b)	These debts are guaranteed by Sumitaka Yamamoto, the Company’s CEO and major shareholder.
(c)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(d)	The bond is guaranteed by Resona Bank, Limited.
(e)	These debts are guaranteed by Prakash Sadasivam, the CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expenses for short-term debt and long-term debts are $3,245 and $68,290, respectively, for the year ended December 31, 2024. Interest expenses for short-term debt and long-term debts are $5,150 and $61,390, respectively, for the year ended December 31, 2023.

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

As of December 31, 2024, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
2025	$404,827
2026	358,590
2027	384,912
2028	173,900
2029	25,116
Thereafter	304,723
Total	$1,652,068

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, the Company’s income tax benefit are as follows:

	For the Years Ended December 31,
	2024	2023
Current	$939,778	$157,932
Deferred	(1,076,600)	(291,596)
Income tax benefit	$(136,822)	$(133,664)

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations and comprehensive loss to the Japanese statutory tax rate for the years ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
Japanese statutory tax rate	34.59%	34.59%
Effect of income tax difference under different tax jurisdictions	(4.57)%	(15.14)%
Effect of expenses not deductible for tax purpose	(1.51)%	(6.74)%
Goodwill impairment	(21.18)%	0.00%
Change in valuation allowance	(3.99)%	(9.64)%
Other adjustments	(0.78)%	(0.40)%
Effective income tax rate	2.56%	2.67%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2024 and 2023 are presented below:

	December 31, 2024	December 31, 2023
Deferred tax assets
Revenue adjustments	$1,171,882	$320,773
Expense adjustments	206,805	163,219
Research and development – costs capitalized for tax purposes	-	4,241
Lease liabilities	700,798	901,690
Asset retirement obligations	63,609	72,200
Fair value change on investment securities	52,654	307,709
Net operating losses carried forward	1,748,306	2,547,886
Total deferred tax assets, gross	3,944,054	4,317,718
Less: valuation allowance	(3,076,229)	(3,020,512)
Total deferred tax assets, net	$867,825	$1,297,206

Deferred tax liabilities
Right-of-use assets	$(683,775)	$(880,157)
Asset retirement costs	(31,750)	(47,613)
Intangible asset acquired through business combination	-	(1,264,375)
Total deferred tax liabilities	$(715,525)	$(2,192,145)

Deferred tax assets, net	$152,300	$369,436
Deferred tax liabilities, net	$-	$(1,264,375)

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

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth. The adjustments of a valuation allowance against deferred tax assets may cause greater volatility in the effective income tax rate in the periods in which the valuation allowance is adjusted.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2024 and 2023, the management considered the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest or penalties tax for the years ended December 31, 2024 and 2023. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits in the next twelve months from December 31, 2024. The Company’s Japan subsidiaries income tax returns filed for the tax years ending from May 31, 2020 through December 31, 2024 are subject to examination by the relevant taxing authorities. The Company files income tax returns in the U.S. federal and state jurisdictions. The tax years ending from December 31, 2021 through December 31, 2023 generally remain subject to examination by the Internal Revenue Service and various state taxing authorities. The Company is not currently under examination in any jurisdictions.

NOTE 16 – STOCK-BASED COMPENSATION

Options

On August 6, 2021, the Board of Directors and shareholders of the Company approved a 2021 Equity Incentive Plan (“2021 Plan”), under which 2,400,000 shares of common shares are authorized for issuance.

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

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (“2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance.

The following table summarizes the stock options activity and related information for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2023	1,466,500	$2.50	8.94	$-
Granted	102,000	1.17	9.11	-
Exercised	-	-	-	-
Forfeited	(21,500)	2.54	-	-
As of December 31, 2023	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(40,500)	2.43	-	-
As of December 31, 2024	1,506,500	$2.41	7.01	$64,500
Vested and exercisable as of December 31, 2024	1,158,500	$2.38	7.01	$64,500

The Company calculated the fair value of options granted in the year ended December 31, 2023 using the Black-Scholes model. The following table summarizes the inputs to the model used to estimate the fair value of the options granted for the year ended December 31, 2023:

For the Year Ended December 31, 2023
Expected volatility	54.63% – 178.13%
Risk-free interest rate	3.67% – 4.37%
Dividend yield	0.00%
Exercise term (in years)	5.25 – 6.25

The Company recognized stock-based compensation related to options of $247,859 and $612,937 during the years ended December 31, 2024 and 2023, respectively. The outstanding unamortized stock-based compensation related to options was $121,550 (which will be recognized through December 2025) as of December 31, 2024.

Restricted Stock Units (“RSUs”)

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 RSUs pursuant to the 2021 Plan. The RSUs vest on each annual anniversary of the date of the employment agreement, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date is $424,809.

On March 22, 2023, the Company entered into agreements with employees and service providers of Sigmaways and granted 671,350 RSUs pursuant to the 2021 Plan. The RSUs are fully vested upon issuance. The fair value of the RSUs at grant date is $691,491.

On October 1, 2024, the Company granted 69,653 RSUs pursuant to the 2023 Plan to four executives of the Company. The RSUs are fully vested upon issuance. The fair value of the RSUs at grant date is $52,944.

The following table summarizes the RSUs activity for the years ended December 31, 2024 and 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2023	85,820	$4.95
Granted	671,350	1.03
Vested	(692,804)	1.15
Forfeited	-	-
Unvested as of December 31, 2023	64,366	$4.95
Granted	69,653	0.76
Vested	(91,107)	1.75
Forfeited	-	-
Unvested as of December 31, 2024	42,912	$4.95

The Company recognized stock-based compensation related to RSUs of $120,885 and $817,576 during the years ended December 31, 2024 and 2023, respectively. The outstanding unamortized stock-based compensation related to RSUs was $33,169 (which will be recognized through February 2026) as of December 31, 2024.

NOTE 17 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

On February 1, 2023, 2,500,000 shares of common shares were issued for the acquisition of 51% of the outstanding shares of Sigmaways and its subsidiaries with fair value of $3,150,000 (see NOTE 19).

On October 23, 2023, the Company entered into an at the market offering agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common shares, par value of $0.0001 per share, having an aggregate offering price of up to approximately $2 million (“ATM Shares”). The Company pays commission fees of 4% for each completed sale of ATM Shares under the terms of the ATM Agreement. During the years ended December 31, 2024 and 2023, the Company sold a total of 1,004,190 and nil shares of the ATM Shares for net proceeds of approximately $1.4 million and nil after deducting commission fees and other transaction costs, respectively.

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

As of December 31, 2024 and 2023, there were 21,937,987 and 20,842,690 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of December 31, 2024 and 2023.

NOTE 18 – NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of weighted average outstanding common shares. Diluted net loss per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and RSUs. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options and unvested RSUs, and are not included in the calculation of diluted loss per share if their effect would be anti-dilutive.

The computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
Net loss per share – basic and diluted
Numerator
Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(1,481,374)	$(4,189,890)
Denominator
Weighted average number of common shares outstanding used in calculating net loss per share	20,940,956	20,404,642
Net loss per share – basic and diluted	$(0.07)	$(0.21)

For the years ended December 31, 2024 and 2023, the weighted average common shares outstanding are the same for basic and diluted net loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

NOTE 19 – BUSINESS COMBINATION AND GOODWILL

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

Pro forma results of operations for the business combination have not been presented because they are not material to the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit on December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. As a result of the assessment over the operating results of Sigmaways and its subsidiaries due to changes in long-term financial plan assumptions, the Company recognized impairment loss on goodwill of $3,276,441 and intangible asset of $3,878,125 for the year ended December 31, 2024. The Company used the income approach with the discounted cash flow valuation method to estimate the fair value of Sigmaways and its subsidiaries, and used the multi-period excess earnings method to estimate the fair value of intangible asset with the assistance of a third-party valuation appraiser. The determination of fair value requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and discount rate.

NOTE 20 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM, the CEO of the Company, in making decisions regarding resource allocation and performance assessment. The Company determines its operations constitute a single operating segment and reportable segment in accordance with ASC Topic 280. The CODM assesses financial performance and decides how to allocate resources based on consolidated net income. Segment assets are reported on the Company’s consolidated balance sheets.

The following table summarizes selected financial information with respect to the Company’s single operating segment and reportable segment for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Revenues	$30,407,229	$21,845,830
Less:
Software related cost of revenues	11,637,593	11,751,458
Consulting related cost of revenues	941,766	2,026,958
Selling expenses	1,255,368	1,516,247
General and administrative expenses	8,623,587	9,651,381
Research and development expenses	729,584	1,019,141
Impairment of intangible asset	3,878,125	-
Impairment of goodwill	3,276,441	-
Income (loss) from operations	64,765	(4,119,355)
Total other expenses	(5,414,487)	(891,009)
Loss before income tax benefit	(5,349,722)	(5,010,364)
Income tax benefit	(136,822)	(133,664)
Net loss	$(5,212,900)	$(4,876,700)

Geographic Information

The following table summarizes the breakdown of revenues by geography for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Japan	$22,471,333	$13,061,591
United States	7,467,393	8,065,194
International	468,503	719,045
Total revenues	$30,407,229	$21,845,830

The following table summarizes the breakdown of long-lived assets by geography as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Japan	$2,470,598	$3,192,693
United States	39,996	4,554,551
International	10,357	-
Total long-lived assets	$2,520,951	$7,747,244

NOTE 21 – SUBSEQUENT EVENTS

In January 2025, the Company entered into an insurance premium financing agreement with AFCO Direct, a division of AFCO Credit Corporation, for $139,500 at an annual interest rate of 13.9% for eleven months from February 1, 2025, payable in eleven monthly installments of principal and interest.

During the subsequent period, the Company sold marketable securities for proceeds of approximately $460,000.

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
3.2	Bylaws of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the registrant’s Amended Annual Report on Form 10-K/A filed with the SEC on October 23, 2023).
10.1	Memorandum to Share Exchange Agreement dated July 15, 2021, among HeartCore Co., Sumitaka. Yamamoto, and Information Services International-Dentsu Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.2	Share Exchange Agreement dated July 16, 2021, among HeartCore Enterprises, Inc., all shareholders of HeartCore Co., Ltd., and Sumitaka Yamamoto as representative of the shareholders of HeartCore Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.3	Stock Purchase Agreement dated August 10, 2021, between HeartCore Enterprises, Inc. and Dentsu Digital Investment Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.4†	HeartCore Enterprises, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.5†	Employment Agreement, dated February 9, 2022, between the Company and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.6†	Employment Agreement, dated February 9, 2022, between the Company and Kimio Hosaka (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.7†	Employment Agreement, dated February 9, 2022, between the Company and Keisuke Kuno (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.8†	Employment Agreement, dated February 9, 2022, between the Company and Qizhi Gao (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.9†	Employment Agreement, dated February 9, 2022, between the Company and Hidekazu Miyata (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.10	Form of Independent Director Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.11	Form of Indemnification Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.12	Consulting and Services Agreement, dated as of March 31, 2022, by and between the registrant and Moveaction Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.13	Common Stock Purchase Warrant issued by Moveaction Co., Ltd. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.14	Consulting and Services Agreement, dated as of April 13, 2022, by and between the registrant and A.L.I. Technologies Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).

10.15	Common Stock Purchase Warrant issued by A.L.I. Technologies Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).
10.16	Consulting and Services Agreement, dated as of May 13, 2022, by and between the registrant and SYLA Holdings Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.17	Common Stock Purchase Warrant issued by SYLA Holdings Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.18	Amendment No. 1 to Consulting and Services Agreement, dated as of August 17, 2022, by and between the registrant and Syla Technologies Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.19	Common Stock Purchase Warrant issued on August 17, 2022 by Syla Technologies Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.20	Share Exchange and Purchase Agreement, dated as of September 6, 2022, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2022).
10.21	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.22	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.23	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.24	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.25	Termination of Consulting and Services Agreement and Warrant, dated as of October 26, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.26	Amendment No. 1 to Consulting and Services Agreement, dated as of October 26, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.27	Common Stock Purchase Warrant, issued on October 26, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.28	Amendment No. 1 to Executive Employment Agreement, dated as of October 28, 2022, by and between the registrant and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.29	9th Stock Acquisition Rights Allotment Agreement, dated as of November 9, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.30	Amendment No. 2 to Consulting and Services Agreement, dated as of November 15, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.31	Consulting and Services Agreement, dated as of November 18, 2022, by and between the registrant and SBC Medical Group, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.32	Common Stock Purchase Warrant, issued on November 18, 2022, by SBC Medical Group, Inc. in favor of the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).

10.33	Consulting and Services Agreement, dated as of January 11, 2023, by and between the registrant and kk.BloomZ (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.34	Common Stock Purchase Warrant, issued on January 11, 2023, by kk.BloomZ in favor of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.35	Amendment No. 2 to Share Exchange and Purchase Agreement, dated as of February 1, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.36	Common Stock Purchase Warrant, dated February 1, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.37†	Employment Agreement, dated February 1, 2023, by and between the registrant and Prakash Sadasivam (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.38	Amended and Restated Common Stock Purchase Warrant, dated February 6, 2023 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 9, 2023).
10.39	Addendum to Share Exchange and Purchase Agreement, dated as of February 8, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 10, 2023)
10.40	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and Libera Gaming Operations, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.41	Common Stock Purchase Warrant, dated March 13, 2023, issued by Libera Gaming Operations, Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.42	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and ICheck Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.43	Common Stock Purchase Warrant, dated March 13, 2023, issued by ICheck Co., Ltd. to the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.44	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Hidekazu Miyata (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.45	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Keisuke Kuno (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.46	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Kimio Hosaka (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.47	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Qizhi Gao (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.48	Service Agreement, dated as of October 2, 2023, by and between the registrant and GATES GROUP Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.49	Common Stock Purchase Warrant, dated October 2, 2023, issued by GATES GROUP Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.50	At The Market Offering Agreement, dated October 23, 2023, by and between HeartCore Enterprises, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.51	Director Agreement, dated June 1, 2023, by and between the registrant and Heather Neville (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.52	Indemnification Agreement dated September 29, 2023, by and between the registrant and Koji Sato (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.53	Independent Director Agreement dated September 29, 2023, by and between the registrant and Koji Sato (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.54	Independent Director Agreement dated November 1, 2023, by and between the registrant and Heather Neville (incorporated by reference to Exhibit 10.54 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
14.1*	Code of Ethics and Business Conduct.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy.
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith.
†	Management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: March 31, 2025	By:	/s/ Sumitaka Yamamoto
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

Signature	Title	Date

/s/ Sumitaka Yamamoto	Chairman of Board, Chief Executive Officer and President	March 31, 2025
Sumitaka Yamamoto	(Principal Executive Officer)

/s/ Qizhi Gao	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
Qizhi Gao

/s/ Kimio Hosaka	Director	March 31, 2025
Kimio Hosaka

/s/ Ferdinand Groenewald	Director	March 31, 2025
Ferdinand Groenewald

/s/ Prakash Sadasivam	Director	March 31, 2025
Prakash Sadasivam

/s/ Heather Neville	Director	March 31, 2025
Heather Neville

/s/ Koji Sato	Director	March 31, 2025
Koji Sato