Form 10-Q
period 2025-03-31
HeartCore Enterprises, Inc.
filed 2025-05-15
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 22,075,333 shares of outstanding common stock, par value $0.0001 per share, of the registrant.

HeartCore Enterprises, Inc.

i

ITEM 1. FINANCIAL STATEMENTS

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$738,984	$2,121,089
Accounts receivable	2,114,655	1,950,050
Investments in marketable securities	2,251,276	4,495,703
Prepaid expenses	537,970	458,839
Current portion of long-term note receivable	100,000	100,000
Due from related party	42,453	40,139
Other current assets	278,961	251,545
Total current assets	6,064,299	9,417,365

Non-current assets:
Accounts receivable, non-current	694,302	752,930
Property and equipment, net	438,243	584,854
Operating lease right-of-use assets	1,830,486	1,936,097
Long-term investment in warrants	526,165	577,786
Long-term note receivable	100,000	100,000
Deferred tax assets	115,802	152,300
Security deposits	325,441	307,996
Long-term loan receivable from related party	120,459	123,928
Other non-current assets	7,810	11,778
Total non-current assets	4,158,708	4,547,669

Total assets	$10,223,007	$13,965,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,839,759	$2,039,323
Accounts payable and accrued expenses – related party	22,814	47,199
Accrued payroll and other employee costs	517,436	675,502
Due to related parties	239	932
Short-term debt	134,689	-
Short-term debt – related party	75,000	75,000
Current portion of long-term debts	367,871	401,255
Insurance premium financing	127,567	16,626
Factoring liability	127,053	172,394
Operating lease liabilities, current	279,840	371,951
Finance lease liabilities, current	16,932	15,956
Income tax payables	739,450	822,014
Deferred revenue	1,437,248	1,876,490
Other current liabilities	1,009,373	907,080
Total current liabilities	6,695,271	7,421,722

Non-current liabilities:
Long-term debts	1,166,678	1,238,813
Operating lease liabilities, non-current	1,600,977	1,614,996
Finance lease liabilities, non-current	41,854	43,593
Asset retirement obligations	117,940	183,895
Total non-current liabilities	2,927,449	3,081,297

Total liabilities	9,622,720	10,503,019

Shareholders’ equity:
Preferred shares ($0.0001 par value, 20,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024)	-	-
Common shares ($0.0001 par value, 200,000,000 shares authorized; 22,075,333 and 21,937,987 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	2,207	2,193
Subscription receivable	-	(103,942)
Additional paid-in capital	20,835,864	20,656,153
Accumulated deficit	(19,331,835)	(16,244,843)
Accumulated other comprehensive income	334,685	343,936
Total HeartCore Enterprises, Inc. shareholders’ equity	1,840,921	4,653,497
Non-controlling interests	(1,240,634)	(1,191,482)
Total shareholders’ equity	600,287	3,462,015

Total liabilities and shareholders’ equity	$10,223,007	$13,965,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2025	2024
Revenues	$3,587,026	$5,046,732
Cost of revenues (including cost of revenues resulting from transactions with a related party of $25,195 and nil for the three months ended March 31, 2025 and 2024, respectively)	2,486,742	3,014,543
Gross profit	1,100,284	2,032,189

Operating expenses:
Selling expenses	291,160	219,707
General and administrative expenses (including general and administrative expenses resulting from transactions with a related party of $17,615 and nil for the three months ended March 31, 2025 and 2024, respectively)	1,929,388	2,406,303
Research and development expenses	123,893	89,134
Total operating expenses	2,344,441	2,715,144

Loss from operations	(1,244,157)	(682,955)

Other income (expenses):
Changes in fair value of investments in marketable securities	(1,781,664)	(234,082)
Changes in fair value of investment in warrants	(51,621)	(678,887)
Interest income	3,020	2,594
Interest expenses	(29,133)	(36,661)
Other income	35,359	97,016
Other expenses	(12,549)	(25,194)
Total other expenses	(1,836,588)	(875,214)
Loss before income tax expense (benefit)	(3,080,745)	(1,558,169)
Income tax expense (benefit)	56,636	(80,167)
Net loss	(3,137,381)	(1,478,002)
Less: net loss attributable to non-controlling interests	(50,389)	(144,652)
Net loss attributable to HeartCore Enterprises, Inc.	$(3,086,992)	$(1,333,350)

Other comprehensive income (loss):
Foreign currency translation adjustment	(8,014)	10,295
Total comprehensive loss	(3,145,395)	(1,467,707)
Less: comprehensive loss attributable to non-controlling interests	(49,152)	(149,563)
Comprehensive loss attributable to HeartCore Enterprises, Inc.	$(3,096,243)	$(1,318,144)

Net loss per common share attributable to HeartCore Enterprises, Inc.
Basic	$(0.14)	$(0.06)
Diluted	$(0.14)	$(0.06)
Weighted average common shares outstanding
Basic	22,054,029	20,854,714
Diluted	22,054,029	20,854,714

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common Shares			Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	controlling Interests	Shareholders’ Equity
Balance, December 31, 2024	21,937,987	$2,193	$(103,942)	$20,656,153	$(16,244,843)	$343,936	$4,653,497	$(1,191,482)	$3,462,015
Net loss	-	-	-	-	(3,086,992)	-	(3,086,992)	(50,389)	(3,137,381)
Foreign currency translation adjustment	-	-	-	-	-	(9,251)	(9,251)	1,237	(8,014)
Issuance of common shares	15,892	2	-	30,443	-	-	30,445	-	30,445
Collection of subscription receivable	-	-	103,942	-	-	-	103,942	-	103,942
Exercise of stock options	100,000	10	-	116,990	-	-	117,000	-	117,000
Stock-based compensation	21,454	2	-	32,278	-	-	32,280	-	32,280
Balance, March 31, 2025	22,075,333	$2,207	$-	$20,835,864	$(19,331,835)	$334,685	$1,840,921	$(1,240,634)	$600,287

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity	controlling Interests	Shareholders’ Equity
Balance, December 31, 2023	20,842,690	$2,083	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	(1,333,350)	-	(1,333,350)	(144,652)	(1,478,002)
Foreign currency translation adjustment	-	-	-	-	15,206	15,206	(4,911)	10,295
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	67,195	67,195
Stock-based compensation	21,454	2	91,710	-	-	91,712	-	91,712
Balance, March 31, 2024	20,864,144	$2,085	$19,686,511	$(16,096,819)	$347,087	$3,938,864	$2,419,150	$6,358,014

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,137,381)	$(1,478,002)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization expenses	26,907	188,085
Loss on disposal of property and equipment	117,305	-
Amortization of debt issuance costs	1,222	1,173
Non-cash lease expense	90,508	93,133
Gain on termination of lease	(9,059)	(469)
Deferred income taxes	43,932	(80,780)
Stock-based compensation	32,280	91,712
Changes in fair value of investments in marketable securities	1,781,664	234,082
Changes in fair value of investment in warrants	51,621	678,887
Gain on settlement of asset retirement obligations	(45,873)	-
Changes in assets and liabilities:
Accounts receivable	(14,678)	(523,110)
Prepaid expenses	78,792	102,028
Other assets	(13,759)	(18,618)
Accounts payable and accrued expenses	(219,830)	295,799
Accounts payable and accrued expenses – related party	(24,224)	-
Accrued payroll and other employee costs	(178,339)	(149,603)
Due to related parties	(702)	(1,161)
Operating lease liabilities	(84,948)	(90,035)
Income tax payables	(84,284)	(2,387)
Deferred revenue	(496,079)	(300,011)
Other liabilities	84,134	60,658
Net cash flows used in operating activities	(2,000,791)	(898,619)

Cash flows from investing activities:
Net proceeds from sale of warrants	-	1,640,000
Proceeds from sale of marketable securities	462,763	-
Repayment of loan provided to related party	10,298	10,814
Net cash flows provided by investing activities	473,061	1,650,814

Cash flows from financing activities:
Payments for finance leases	(4,071)	(4,474)
Proceeds from short-term debt	134,689	68,138
Repayment of short-term and long-term debts	(165,165)	(207,486)
Repayment of insurance premium financing	(28,559)	(14,772)
Net repayment of factoring arrangement	(45,341)	(383,353)
Capital contribution from non-controlling shareholder	-	67,195
Proceeds from issuance of common shares	30,445	-
Proceeds from collection of subscription receivable	103,942	-
Proceeds from exercise of stock options	117,000	-
Net cash flows provided by (used in) financing activities	142,940	(474,752)

Effect of exchange rate changes	2,685	(70,671)

Net change in cash and cash equivalents	(1,382,105)	206,772
Cash and cash equivalents – beginning of the period	2,121,089	1,012,479
Cash and cash equivalents – end of the period	$738,984	$1,219,251

Supplemental cash flow disclosures:
Interest paid	$22,857	$37,098
Income taxes paid	$93,586	$117,524

Non-cash investing and financing transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$-	$125,735
Insurance premium financing	$139,500	$172,689

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

On September 6, 2022, HeartCore USA entered into a share exchange and purchase agreement to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California in April 2006, and its wholly-owned subsidiaries, Sigmaways B.V. and Sigmaways Technologies Ltd. (“Sigmaways Technologies”). Sigmaways B.V. was incorporated in Netherlands in November 2019. Sigmaways Technologies was incorporated in Canada in August 2020. Sigmaways and its wholly-owned subsidiaries are primarily engaged in the business of developing and sales of software in the United States. The acquisition was closed on February 1, 2023.

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

HeartCore USA, HeartCore Japan, Sigmaways, Sigmaways B.V., Sigmaways Technologies, HeartCore Financial, HeartCore Luvina and HeartCore Financial – Japan are hereafter referred to as the “Company”.

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

These unaudited interim consolidated financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful life of property and equipment, impairment of long-lived assets, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations, valuation of investment in warrants and revenue recognition with respect to allocation of transaction price. Actual results could differ from those estimates.

Asset Retirement Obligations

Pursuant to the lease agreements for the office space, the Company is responsible to restore these spaces back to its original statute at the time of leaving. The Company recognizes an obligation related to these restorations as asset retirement obligations included in other non-current liabilities in the consolidated balance sheets, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 410, “Asset Retirement Obligation Accounting”. The Company capitalizes the associated asset retirement cost by increasing the carrying amount of the related property and equipment. The following table presents changes in asset retirement obligations:

	March 31,	December 31,
	2025	2024
Beginning balance	$183,895	$208,732
Accretion expense	82	342
Liabilities settled	(76,640)	(3,779)
Foreign currency translation adjustment	10,603	(21,400)
Ending balance	$117,940	$183,895

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

In the three months ended March 31, 2025 and 2024, software development costs expensed as incurred amounted to $123,893 and $89,134, respectively. These software development costs were included in the research and development expenses.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three months ended March 31, 2025 and 2024.

Foreign Currency Translation

The functional currency of HeartCore Japan and HeartCore Financial – Japan is the Japanese Yen (“JPY”). The functional currency of HeartCore USA, HeartCore Financial and Sigmaways is the United States Dollar (“US$”). The functional currency of Sigmaways B.V. is the Euro (“EUR”). The functional currency of Sigmaways Technologies is the Canada Dollar (“CAD”). The functional currency of HeartCore Luvina is the Vietnam Dong (“VND”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited consolidated statements of operations and comprehensive loss.

The reporting currency of the Company is the US$, and the accompanying unaudited consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rate prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the unaudited consolidated statements of changes in shareholders’ equity.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company determines that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable, current or non-current, in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the three months ended March 31, 2025 and 2024 that were included in the opening deferred revenue balance are approximately $0.8 million and $1.0 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by product/service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Revenues from on-premise software	$334,882	$1,078,736
Revenues from maintenance and support services	567,619	627,764
Revenues from software as a service (“SaaS”)	172,844	139,700
Revenues from software development and other miscellaneous services	425,357	447,458
Revenues from customized software development and services	1,840,781	2,177,593
Revenues from consulting services	245,543	575,481
Total revenues	$3,587,026	$5,046,732

The Company’s disaggregation of revenues by product/service for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Revenues from customer experience management platform	$1,341,468	$2,059,589
Revenues from process mining	28,963	73,155
Revenues from robotic process automation	48,811	56,191
Revenues from task mining	62,000	45,858
Revenues from customized software development and services	1,840,781	2,177,593
Revenues from consulting services	245,543	575,481
Revenues from others	19,460	58,865
Total revenues	$3,587,026	$5,046,732

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

For the three months ended March 31, 2025, customer B represents 18.7% of the Company’s total revenues. For the three months ended March 31, 2024, customer A and B represent 13.4% and 13.0%, respectively, of the Company’s total revenues.

As of March 31, 2025 and December 31, 2024, customer A represents 17.9% and 17.6%, respectively, of the Company’s total accounts receivable.

For the three months ended March 31, 2025, vendor A represents 12.5% of the Company’s total purchases. For the three months ended March 31, 2024, no vendor accounts for more than 10% of the Company’s total purchases.

As of March 31, 2025, no vendor accounts for more than 10% of the Company’s total accounts payable and accrued expenses. As of December 31, 2024, vendor B represents 10.6% of the Company’s total accounts payable and accrued expenses.

Segment Reporting

ASC Topic 280, “Segment Reporting”, requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company (see NOTE 18).

Stock-based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the unaudited consolidated statements of operations and comprehensive loss based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

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

As of March 31, 2025 and December 31, 2024, the carrying values of current assets, except for investments in marketable securities, and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below (also see NOTE 6).

Fair Value Measurements as of March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at March 31, 2025
Investments in marketable securities	2,251,276	-	-	2,251,276
Long-term investment in warrants	-	526,165	-	526,165

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Investments in marketable securities	4,495,703	-	-	4,495,703
Long-term investment in warrants	-	577,786	-	577,786

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2025	December 31, 2024
Accounts receivable – non-factored	$2,633,465	$2,485,417
Accounts receivable – factored with recourse	175,492	217,563
Total accounts receivable, gross	2,808,957	2,702,980
Less: allowance for credit losses	-	-
Total accounts receivable	2,808,957	2,702,980
Less: current portion	(2,114,655)	(1,950,050)
Accounts receivable, non-current	$694,302	$752,930

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2025	2024
Prepayments to software and consulting services vendors	$173,252	$188,528
Prepaid marketing fees	20,076	32,129
Prepaid subscription fees	84,523	115,593
Prepaid insurance premium	179,524	44,023
Others	80,595	78,566
Total prepaid expenses	$537,970	$458,839

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024, the Company had a due to related parties balance of $239 and $47, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2025, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $182. During the three months ended March 31, 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $1,161.

As of March 31, 2025 and December 31, 2024, the Company had a due to related parties balance of nil and $885, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2025 and 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $884 and nil, respectively. As of March 31, 2025 and December 31, 2024, the Company had an accounts payable and accrued expenses balance of $22,814 and $47,199, respectively, to Luvina Software. During the three months ended March 31, 2025 and 2024, the Company engaged the related party for software development and other support services in the amount of $42,810 and nil, respectively.

As of March 31, 2025 and December 31, 2024, the Company had a loan receivable balance of $162,912 and $164,067, respectively, from Heartcore Technology Inc., a company controlled by the CEO of the Company. The loan is made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the three months ended March 31, 2025 and 2024, the Company received repayments of $10,298 and $10,814, respectively, from this related party.

As of March 31, 2025 and December 31, 2024, the Company had a short-term debt balance of $75,000 to Prakash Sadasivam, the CEO of Sigmaways and Chief Strategy Officer (“CSO”) of the Company. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5%, and matures on June 30, 2025.

NOTE 6 – INVESTMENTS

Investment in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are initially measured at fair value at contract inception. The Company’s investment in warrants is measured on a recurring basis and carried on the consolidated balance sheets at an estimated fair value at the end of the period. The valuation of investment in warrants is determined using the Black-Scholes model based on the stock price, exercise price, expected volatility, time to maturity, and risk-free interest rate for the term of the warrants exercise.

The following table summarizes the Company’s investment in warrants activities for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Fair value of investment in warrants at beginning of the period	$577,786	$2,004,308
Changes in fair value of investment in warrants	(51,621)	(678,887)
Fair value of investment in warrants at end of the period	$526,165	$1,325,421

Investments in Marketable Securities

The Company’s investments in marketable securities represent stocks received from its customers as noncash consideration from consulting services and stocks received upon the exercise of warrants described above. They are registered for public sale with readily determinable fair values, and are measured at quoted prices on a recurring basis at the end of the period. The following table summarizes the Company’s investments in marketable securities activities for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Fair value of investments in marketable securities at beginning of the period	$4,495,703	$642,348
Changes in fair value of investments in marketable securities	(1,781,664)	(234,082)
Marketable securities sold	(462,763)	-
Fair value of investments in marketable securities at end of the period	$2,251,276	$408,266

NOTE 7 – LONG-TERM NOTE RECEIVABLE

On September 1, 2023, the Company purchased a $300,000 promissory note from a non-related company. The promissory note bears an interest rate of 4% per annum and matures on September 2, 2026. On the first business day following each annual anniversary of September 1, 2023, the promissory note issuer shall pay to the Company the sum of one-third of the total promissory note amount due and outstanding, including all accrued and unpaid interest as of such time, unless such annual payment has been forgiven by the Company pursuant to certain conditions. The interest rate would be 10% per annum for any amount that is unpaid when due. The Company forgave the first annual payment of the promissory note and recognized loss on forgiveness of long-term note receivable of $100,000 on December 31, 2024.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31,	December 31,
	2025	2024
Leasehold improvements	$258,921	$440,333
Machinery and equipment	664,250	646,252
Vehicle	85,231	80,586
Software	142,877	135,089
Subtotal	1,151,279	1,302,260
Less: accumulated depreciation	(713,036)	(717,406)
Total property and equipment, net	$438,243	$584,854

Depreciation expenses are $26,907 and $28,710 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 9 – LEASES

The Company has entered into operating leases for office space with terms ranging from two to fifteen years, and finance leases for office equipment and vehicle with terms of five years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities is included in the unaudited consolidated financial statements. Right-of-use assets of finance leases of $59,616 and $60,440 are included in property and equipment, net as of March 31, 2025 and December 31, 2024, respectively.

Operating lease costs for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which are recognized on a straight-line basis over the expected life of the leased assets, and interest expense, which are recognized following an effective interest rate method. Leases with initial term of twelve months or less are not recorded in the consolidated balance sheets.

The components of lease costs are as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Finance lease costs
Amortization of right-of-use assets	$4,179	$4,628
Interest on lease liabilities	198	265
Total finance lease costs	4,377	4,893
Operating lease costs	98,056	103,426
Total lease costs	$102,433	$108,319

The following table presents supplemental information related to the Company’s leases:

	For the Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$198	$265
Operating cash flows from operating leases	91,763	106,037
Financing cash flows from finance leases	4,071	4,474
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	-	125,735

Weighted average remaining lease term (years)
Finance leases	3.5	4.5
Operating leases	7.0	7.4

Weighted average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.36%	1.38%

As of March 31, 2025, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance lease	Operating leases
Remaining of 2025	$13,199	$232,733
2026	17,599	274,468
2027	17,599	274,468
2028	11,733	274,468
2029	-	274,468
Thereafter	-	637,857
Total lease payments	60,130	1,968,462
Less: imputed interest	(1,344)	(87,645)
Total lease liabilities	58,786	1,880,817
Less: current portion	(16,932)	(279,840)
Non-current lease liabilities	$41,854	$1,600,977

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $325,441 and $307,996 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Accrued consumption taxes	$379,402	$277,593
Customer refund liability*	500,000	500,000
Others	129,971	129,487
Total other current liabilities	$1,009,373	$907,080

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting services agreement with the customer was terminated and the Company will refund $500,000 to the customer in August 2025.

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

As of March 31, 2025 and December 31, 2024, there were $127,053 and $172,394 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the three months ended March 31, 2025 and 2024, the Company recorded $8,901 and $16,108 in interest expenses related to the Factoring Agreement, respectively.

NOTE 12 – INSURANCE PREMIUM FINANCING

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

As of March 31, 2025 and December 31, 2024, the balances of the insurance premium financing were $127,567 and $16,626, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $1,832 and $2,039, respectively, in interest expenses related to the insurance premium financing.

NOTE 13 – DEBTS

Short-term Debt

The Company’s short-term debt represents a loan borrowed from a financial institution as follows:

Name of Financial Institution	Original Amount Borrowed		Loan Duration	Monthly Interest Rate	Balance as of March 31, 2025	Balance as of December 31, 2024
PMG Co., Ltd.	JPY20,140,000	(a)	3/27/2025 – 4/30/2025	4.511%	$134,689	$-

(a)	The debt is secured by accounts receivable of HeartCore Japan in the amount of JPY21,200,000.

Long-term Debts

The Company’s long-term debts represent loans borrowed from banks and financial institutions as follows:

Name of Banks/Financial Institutions	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of March 31, 2025	Balance as of December 31, 2024
Resona Bank, Limited	JPY10,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	$27,473	$29,440
Resona Bank, Limited	JPY40,000,000	(b)(c)	9/30/2020 – 9/30/2027	1.000%	109,891	117,762
Resona Bank, Limited	JPY20,000,000	(b)(c)	11/13/2020 – 10/31/2027	1.600%	56,537	60,386
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	12/30/2019 – 12/30/2026	1.975%	19,909	22,441
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.600%	52,204	54,062
Sumitomo Mitsui Banking Corporation	JPY10,000,000	(b)(c)	10/4/2023 – 9/30/2028	0.000%	52,204	54,062
The Shoko Chukin Bank, Ltd.	JPY50,000,000		7/27/2020 – 6/30/2027	1.290%	133,752	141,638
The Shoko Chukin Bank, Ltd.	JPY30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	152,879	154,220
Japan Finance Corporation	JPY80,000,000		11/17/2020 – 11/30/2027	0.210%	246,104	256,971
Higashi-Nippon Bank	JPY30,000,000	(b)	3/31/2022 – 3/31/2025	1.550%	-	51,597
Higashi-Nippon Bank	JPY30,000,000	(b)(c)	10/11/2023 – 9/30/2028	1.600%	160,503	164,401
First Home Bank	$350,000	(d)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	186,627	195,766
U.S. Small Business Administration	$350,000	(d)	5/30/2020 – 5/30/2050	3.750%	347,900	349,322
Aggregate outstanding principal balances					1,545,983	1,652,068
Less: unamortized debt issuance costs					(11,434)	(12,000)
Less: current portion					(367,871)	(401,255)
Non-current portion					$1,166,678	$1,238,813

(b)	These debts are guaranteed by Sumitaka Yamamoto, the CEO and major shareholder of the Company.
(c)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(d)	These debts are guaranteed by Prakash Sadasivam, the CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

Interest expenses for short-term debt and long-term debts are $6,878 and $11,522, respectively, for the three months ended March 31, 2025. Interest expenses for short-term debt and long-term debts are $2,628 and $15,886, respectively, for the three months ended March 31, 2024.

As of March 31, 2025, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2025	$255,284
2026	375,797
2027	403,051
2028	179,204
2029	27,924
Thereafter	304,723
Total	$1,545,983

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, the Company’s income tax expense (benefit) are as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Current	$12,704	$613
Deferred	43,932	(80,780)
Income tax expense (benefit)	$56,636	$(80,167)

The effective tax rate was 1.84% and (5.14)% for the three months ended March 31, 2025 and 2024, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

Stock Options

On August 6, 2021, the Board of Directors and shareholders of the Company approved a 2021 Equity Incentive Plan (“2021 Plan”), under which 2,400,000 shares of common shares are authorized for issuance.

On August 9, 2022, the Company awarded stock options to purchase 14,500 shares of common shares at an exercise price of $2.48 per share to three prior employees of the Company. The stock options are fully vested and exercisable on the grant date, with the expiration date on August 9, 2026.

On February 3, 2023, the Company awarded stock options to purchase 100,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $1.17 per share to an employee of the Company. The stock options vest 50% on the grant date and February 1, 2024, respectively, with the expiration date on February 3, 2033.

On August 25, 2023, the Company awarded stock options to purchase 2,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $1.10 per share to an employee of the Company. The stock options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on August 25, 2033.

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (“2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance.

The following table summarizes the stock options activities and related information for the three months ended March 31, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(8,000)	2.15	-	-
As of March 31, 2024	1,539,000	$2.41	7.76	$-

As of January 1, 2025	1,506,500	$2.41	7.01	$64,500
Granted	-	-	-	-
Exercised	(100,000)	1.17	-	-
Forfeited	-	-	-	-
As of March 31, 2025	1,406,500	$2.50	6.68	$-
Vested and exercisable as of March 31, 2025	1,058,500	$2.50	6.67	$-

The Company recognized stock-based compensation related to stock options of $30,676 and $70,447 during the three months ended March 31, 2025 and 2024, respectively. The outstanding unamortized stock-based compensation related to stock options was $90,874 (which will be recognized through December 2025) as of March 31, 2025.

Restricted Stock Units (“RSUs”)

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 RSUs pursuant to the 2021 Plan. The RSUs vest on each annual anniversary of the date of the employment agreement, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date is $424,809.

The following table summarizes the RSUs activities and related information for the three months ended March 31, 2025 and 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2024	64,366	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	-	-
Unvested as of March 31, 2024	42,912	$4.95

Unvested as of January 1, 2025	42,912	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	(2,268)	4.95
Unvested as of March 31, 2025	19,190	$4.95

The Company recognized stock-based compensation related to RSUs of $1,604 and $21,265 during the three months ended March 31, 2025 and 2024, respectively. The outstanding unamortized stock-based compensation related to RSUs was $20,338 (which will be recognized through February 2026) as of March 31, 2025.

NOTE 16 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

On October 23, 2023, the Company entered into an at the market offering agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common shares, par value of $0.0001 per share, having an aggregate offering price of up to approximately $2 million (“ATM Shares”). The Company pays commission fees of 4% for each completed sale of ATM Shares under the terms of the ATM Agreement. During the three months ended March 31, 2025 and 2024, the Company sold a total of 15,892 and nil shares of the ATM Shares for net proceeds of $30,445 and nil after deducting commission fees and other transaction costs, respectively. The subscription receivable of $103,942 related to ATM Shares sold on December 31, 2024 was collected in full on January 2, 2025.

In November 2023, the Company established a 51% owned subsidiary in Vietnam, HeartCore Luvina. On February 16, 2024, the Company received capital contribution of VND1,646.4 million in cash, equivalent to $67,195, from the non-controlling shareholder of the subsidiary.

As of March 31, 2025 and December 31, 2024, there were 22,075,333 and 21,937,987 shares of common shares issued and outstanding, respectively.

No preferred shares were issued and outstanding as of March 31, 2025 and December 31, 2024.

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

The computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(3,086,992)	$(1,333,350)
Denominator:
Weighted average number of common shares outstanding used in calculating net loss per share	22,054,029	20,854,714
Net loss per share – basic and diluted	$(0.14)	$(0.06)

For the three months ended March 31, 2025 and 2024, the weighted average common shares outstanding are the same for basic and diluted net loss per share calculations, as the inclusion of potentially dilutive common shares related to the early exercised stock options and unvested RSUs would have an anti-dilutive effect.

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM, the CEO of the Company, in making decisions regarding resource allocation and performance assessment. The Company determines its operations constitute a single operating segment and reportable segment in accordance with ASC Topic 280. The CODM assesses financial performance and decides how to allocate resources based on consolidated net income (loss). Segment assets are reported on the Company’s consolidated balance sheets.

The following table summarizes selected financial information with respect to the Company’s single operating segment and reportable segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Revenues	$3,587,026	$5,046,732
Less:
Software related cost of revenues	2,407,895	2,709,228
Consulting related cost of revenues	78,847	305,315
Selling expenses	291,160	219,707
General and administrative expenses	1,929,388	2,406,303
Research and development expenses	123,893	89,134
Loss from operations	(1,244,157)	(682,955)
Total other expenses	(1,836,588)	(875,214)
Loss before income tax expense (benefit)	(3,080,745)	(1,558,169)
Income tax expense (benefit)	56,636	(80,167)
Net loss	$(3,137,381)	$(1,478,002)

Geographic Information

The following table summarizes the breakdown of revenues by geography for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Japan	$1,739,156	$2,869,139
United States	1,736,018	2,020,280
International	111,852	157,313
Total revenues	$3,587,026	$5,046,732

The following table summarizes the breakdown of long-lived assets by geography as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Japan	$2,226,634	$2,470,598
United States	34,104	39,996
International	7,991	10,357
Total long-lived assets	$2,268,729	$2,520,951

NOTE 19 – SUBSEQUENT EVENTS

During the subsequent period, the Company sold marketable securities for proceeds of approximately $270,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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

Business Overview

We are a leading software development company based in Tokyo, Japan. We provide software through two business units. The first business unit, our CX division, includes a customer experience management business (the “CXM Platform”) that has been in existence for over 15 years. Our CXM Platform includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

The second business unit, our DX division, is a digital transformation business which provides customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. We also have an ongoing technology innovation team to develop software that supports the narrow needs of large enterprise customers.

During 2022, we started the GO IPO business, which supports Japanese companies listing on Nasdaq and NYSE in the United States. As of March 31, 2025, we have entered into consulting agreements with 14 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our wholly owned subsidiary, HeartCore Co. Ltd. (“HeartCore Japan”), which was established in Japan by Sumitaka Yamamoto, our Chairman of Board, Chief Executive Officer and President and a significant stockholder of the Company, in 2009.

On September 6, 2022, the Company entered into a share exchange and purchase agreement to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California, and its wholly owned subsidiaries. Sigmaways and its wholly owned subsidiaries are engaged in the business of developing and sales of software in the United States. The acquisition closed on February 1, 2023.

In the first quarter of 2023, we formed HeartCore Financial, Inc. (“HeartCore Financial”) in the U.S. as part of our Go IPO consulting business. In the fourth quarter of 2023, we formed HeartCore Luvina Vietnam Company (“HeartCore Luvina”) in Vietnam, which is engaged in the business of software development.

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office, in Japan.

Recent Developments

Change in Controlled Company Status and Board Committee Formation

In the first quarter of 2025, the Company announced that its Board of Directors (the “Board”) had formed a Compensation Committee and a Nominating and Corporate Governance Committee. The Compensation Committee is comprised of three independent directors: Ferdinand Groenewald, Heather Neville (Chair) and Koji Sato. The Nominating and Corporate Governance Committee is comprised of three independent directors: Ferdinand Groenewald, Heather Neville and Koji Sato (Chair).

In exchange for their service on the Compensation Committee, the Chair of the Compensation Committee will receive an additional $7,000 annually, and the other Compensation Committee members will receive an additional $4,000 annually.

In exchange for their service on the Nominating and Corporate Governance Committee, the Chair of the Nominating and Corporate Governance Committee will receive an additional $6,000 annually, and the other Nominating and Corporate Governance Committee members will receive an additional $3,000 annually.

Upon initially listing with the Nasdaq Capital Market, the Company qualified as a “controlled company” because more than 50% of the voting power for the election of directors was held by Mr. Yamamoto. As a result of certain sales under the Company’s previously announced at-the-market offering, Mr. Yamamoto no longer holds more than 50% of the voting power for the election of directors and therefore, the Company no longer qualifies as a controlled company. As a result, the Company is required, subject to phase-in rules, to comply with Nasdaq requirements that:

●	a majority of the Board consist of independent directors as defined by Nasdaq’s applicable rules and regulations;

●	the compensation of the Company’s executive officers be determined, or recommended to the Board for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a compensation committee comprised solely of independent directors; and

●	director nominees be selected, or recommended to the Board for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors.

The Company previously availed itself of certain of the controlled company exemptions. More specifically, the Company did not have a compensation committee or a nominating and corporate governance committee.

We no longer qualify as a controlled company and accordingly, we have formed a Compensation Committee and a Nominating and Corporate Governance Committee; however, we currently utilize and presently intend to continue to utilize, the exemption relating to a majority independent Board. Pursuant to Nasdaq’s phase-in rules, we have a period of one year from the date on which we ceased to be a controlled company to comply with the majority independent Board requirement.

Three of six members of the Company’s Board are independent directors within the meaning of Nasdaq Capital Market rules: Ferdinand Groenewald, Heather Neville, and Koji Sato.

Nasdaq Notice Regarding Minimum Bid Price Requirement

On May 6, 2025, the Company received written notice (the “Bid Price Notice”) from the Nasdaq Listing Qualification Department (the “Nasdaq Staff”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “HTCR,” and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The Bid Price Notice indicated that the Company will be provided 180 calendar days, or until November 3, 2025, in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with written confirmation of compliance and the matter will be closed.

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

Financial Overview

For the three months ended March 31, 2025 and 2024, we generated revenues of $3,587,026 and $5,046,732, respectively, and reported net loss of $3,137,381 and $1,478,002, respectively, and cash flows used in operating activities of $2,000,791 and $898,619, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2025, we had an accumulated deficit of $19,331,835.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our operating results as reflected in our unaudited statements of operations for the three months ended March 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended March 31,
	2025		2024		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$3,587,026	100.0%	$5,046,732	100.0%	$(1,459,706)	-28.9%
Cost of revenues	2,486,742	69.3%	3,014,543	59.7%	(527,801)	-17.5%
Gross profit	1,100,284	30.7%	2,032,189	40.3%	(931,905)	-45.9%

Operating expenses:
Selling expenses	291,160	8.1%	219,707	4.4%	71,453	32.5%
General and administrative expenses	1,929,388	53.8%	2,406,303	47.6%	(476,915)	-19.8%
Research and development expenses	123,893	3.5%	89,134	1.8%	34,759	39.0%
Total operating expenses	2,344,441	65.4%	2,715,144	53.8%	(370,703)	-13.7%

Loss from operations	(1,244,157)	-34.7%	(682,955)	-13.5%	(561,202)	82.2%

Other expenses	(1,836,588)	-51.2%	(875,214)	-17.4%	(961,374)	109.8%

Loss before income tax expense (benefit)	(3,080,745)	-85.9%	(1,558,169)	-30.9%	(1,522,576)	97.7%

Income tax expense (benefit)	56,636	1.6%	(80,167)	-1.6%	136,803	-170.6%

Net loss	(3,137,381)	-87.5%	(1,478,002)	-29.3%	(1,659,379)	112.3%

Less: net loss attributable to non-controlling interests	(50,389)	-1.4%	(144,652)	-2.9%	94,263	-65.2%

Net loss attributable to HeartCore Enterprises, Inc.	$(3,086,992)	-86.1%	$(1,333,350)	-26.4%	$(1,753,642)	131.5%

Revenues

Our total revenues decreased by $1,459,706, or 28.9%, to $3,587,026 for the three months ended March 31, 2025 from $5,046,732 for the three months ended March 31, 2024, primarily attributable to (i) a decreased revenue of $743,854 from sale on-premise software, mainly because the Company obtained several large orders of CMS license during the first quarter of 2024, while only one such comparable large order was obtained in the current period; (ii) a decreased revenue of $336,812 from customized software development and services in connection with the intense competition of the software market in the U.S.; and (iii) a decreased revenue of $329,938 from GO IPO consulting services, as no new IPO consulting orders were entered this quarter mainly as heightened uncertainty in the U.S. stock market caused by rising tariffs.

Cost of Revenues

Our total cost of revenues decreased by $527,801, or 17.5%, to $2,486,742 for the three months ended March 31, 2025 from $3,014,543 for the three months ended March 31, 2024, mainly attributable to the decrease of $374,939 and $226,468 in the cost of customized software development and services and GO IPO consulting services, respectively, in light of the decreases in sales.

Gross Profit

Our total gross profit decreased by $931,905, or 45.9%, to $1,100,284 for the three months ended March 31, 2025 from $2,032,189 for the three months ended March 31, 2024, mainly attributable to (i) a decrease of $751,215 in gross profit from sale of on-premises software, as the sale decreased dramatically while there was not much change in the corresponding costs as the product was developed independently and fixed, which were not proportional to sales, and (ii) a decrease of $103,470 in gross profit from GO IPO consulting services, in light of the decrease in sale.

For the reasons discussed above, our overall gross profit margin decreased by 9.6% to 30.7% for the three months ended March 31, 2025 from 40.3% for the three months ended March 31, 2024.

Selling Expenses

Our selling expenses increased by $71,453, or 32.5%, to $291,160 for the three months ended March 31, 2025 from $219,707 in the three months ended March 31, 2024, primarily attributable to an increase of $97,622 in sales salaries, commissions and welfare, resulting from the employee restructuring in late 2024 by transferring certain administrative and management department employees to sales department to promote selling activities for software business in Japan.

As a percentage of revenues, our selling expenses accounted for 8.1% and 4.4% of our total revenues for the three months ended March 31, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $476,915 or 19.8%, to $1,929,388 for the three months ended March 31, 2025 from $2,406,303 in the three months ended March 31, 2024, primarily attributable to (i) a decrease of $153,770 in salaries and welfare expenses, mainly resulting from the employee restructuring in late 2024 as mentioned above; (ii) a decrease of $159,874 in depreciation and amortization expenses, primarily because we fully impaired intangible asset arose from acquisition of Sigmaways at the end of last fiscal year, resulting in no amortization expenses were recorded in current quarter; and (iii) a decrease of $113,477 in office, utility and other expenses, reflecting from our continued efforts to save operating expenses.

As a percentage of revenues, general and administrative expenses were 53.8% and 47.6% of our revenues for the three months ended March 31, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development expenses increased by $34,759 or 39.0%, to $123,893 in the three months ended March 31, 2025 from $89,134 in the three months ended March 31, 2024, primarily attributable to an increase of $79,348 in salaries and welfare expenses for the employees assigned to the development of a new product, Global CMS, which started in late 2024; offset by a decrease of $44,250 in outsourcing costs due to the expiration of certain outsourcing contracts in the current period.

As a percentage of revenues, research and development expenses were 3.5% and 1.8% of our revenues for the three months ended March 31, 2025 and 2024, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, interest income generated from bank deposits, interest expenses for bank loans, other income, and other expenses. Total other expenses, net, of $875,214 for the three months ended March 31, 2024 increased by $961,374 or 109.8% to total other expenses, net, of $1,836,588 for the three months ended March 31, 2025, primarily attributable to an increase of $1,547,582 in loss on fair value changes in investments in marketable securities due to decreased stock price of investees, partially offset by a decrease of $627,266 in loss on fair value changes in investment in warrants.

Income Tax Expense (Benefit)

Income tax expense was $56,636 for the three months ended March 31, 2025, representing a decrease of $136,803, or 170.6% from income tax benefit of $80,167 in the three months ended March 31, 2024, mainly because we recognized deferred income tax benefit in connection with amortization expense for intangible asset raised from acquisition of Sigmaways in the three months ended March 31, 2024, whereas, the intangible asset was fully impaired in the fourth quarter of 2024, and thus no such deferred income tax benefit recorded in current quarter. Meanwhile, the income tax expenses incurred in the current quarter mainly attributable to the decrease of deferred tax assets due to various revenue and expenses adjustments.

Net Loss

As a result of the foregoing, we reported a net loss of $3,137,381 for the three months ended March 31, 2025, representing a $1,659,379 or 112.3% increase from a net loss of $1,478,002 for the three months ended March 31, 2024.

Net Loss Attributable to Non-controlling Interests

We owned 51% equity interest of Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to the non-controlling interests of $50,389 and $144,652 in the three months ended March 31, 2025 and 2024, respectively.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $3,086,992 for the three months ended March 31, 2025, representing a $1,753,642 or 131.5% increase from a net loss attributable to HeartCore Enterprises, Inc. of $1,333,350 for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $738,984 in cash and cash equivalents as compared to $2,121,089 as of December 31, 2024. We also had $2,114,655 in accounts receivable as of March 31, 2025. Our accounts receivable primarily include balance due from customers for our on-premise software sold and services provided and accepted by customers, as well as amounts billable to the customers for customized software development and services.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Net cash flows used in operating activities	$(2,000,791)	$(898,619)
Net cash flows provided by investing activities	473,061	1,650,814
Net cash flows provided by (used in) financing activities	142,940	(474,752)
Effect of exchange rate changes	2,685	(70,671)
Net change in cash and cash equivalents	(1,382,105)	206,772
Cash and cash equivalents, beginning of the period	2,121,089	1,012,479
Cash and cash equivalents, end of the period	$738,984	$1,219,251

Operating Activities

Net cash flows used in operating activities was $2,000,791 for the three months ended March 31, 2025, primarily consisting of the following:

●	Net loss of $3,137,381 for the three months ended March 31, 2025.
●	A decrease of $496,079 in deferred revenue, due to decreased upfront payment received for sales of on-premise software revenue as we obtained fewer orders.
●	A decrease of $219,830 in accounts payable and accrued expenses, as we continuously paid off such liabilities and decreased purchases to save operating expenses.
●	A decrease of $178,339 in accrued payroll and other employee costs, resulting from payment for accrued bonus and sales commission during the period.
●	Offset by a loss of $1,781,664 on fair value changes in investments in marketable securities.
●	Offset by a loss of $117,305 on disposal of property and equipment brought by early termination of an operating lease.
●	Offset by non-cash lease expense of $90,508.

Investing Activities

Net cash flows provided by investing activities amounted to $473,061 for the three months ended March 31, 2025, primarily attributable to the proceeds of $462,763 from sale of marketable securities.

Financing Activities

Net cash flows provided by financing activities amounted to $142,940 for the three months ended March 31, 2025, primarily consisting of (i) proceeds of $134,689 from short-term debt borrowing; (ii) proceeds of $117,000 from exercise of stock options; (iii) collection of subscription receivable of $103,942; and offset by (iv) repayment of $165,165 for long-term debts.

Contractual Obligations

Lease Commitment

The Company has entered into operating leases for office space with terms ranging from two to fifteen years, and a finance lease for vehicle with the term of five years.

As of March 31, 2025, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Lease	Operating Leases
Remaining of 2025	$13,199	$232,733
2026	17,599	274,468
2027	17,599	274,468
2028	11,733	274,468
2029	-	274,468
Thereafter	-	637,857
Total lease payments	60,130	1,968,462
Less: imputed interest	(1,344)	(87,645)
Total lease liabilities	58,786	1,880,817
Less: current portion	(16,932)	(279,840)
Non-current lease liabilities	$41,854	$1,600,977

Debts

The Company’s debts included short-term debt and long-term debts borrowed from banks and financial institutions.

As of March 31, 2025, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2025	$255,284
2026	375,797
2027	403,051
2028	179,204
2029	27,924
Thereafter	304,723
Total	$1,545,983

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. These financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the unaudited consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We believe there are no critical accounting policies and estimates for the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

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

(c) During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

HEARTCORE ENTERPRISES, INC.

Dated: May 15, 2025	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: May 15, 2025	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)