Form 10-Q
period 2025-06-30
HeartCore Enterprises, Inc.
filed 2025-08-13
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 001-41272

HeartCore Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0913420
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1-2-33, Higashigotanda, Shinagawa-ku

Tokyo, Japan 141-0022

(Address of Principal Executive Offices) (Zip Code)

+81-3-6409-6966

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

As of August 13, 2025, there were 23,310,770 shares of outstanding common stock of the registrant.

HeartCore Enterprises, Inc.

i

ITEM 1. FINANCIAL STATEMENTS

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,347,622	$2,121,089
Accounts receivable	3,000,337	1,950,050
Investments in marketable securities	2,495,016	4,495,703
Prepaid expenses	503,171	458,839
Current portion of long-term note receivable	100,000	100,000
Due from related party	44,148	40,139
Deferred offering costs	250,000	-
Other current assets	186,944	251,545
Total current assets	8,927,238	9,417,365

Non-current assets:
Accounts receivable, non-current	1,058,539	752,930
Property and equipment, net	442,475	584,854
Operating lease right-of-use assets	1,853,466	1,936,097
Long-term investment in warrants	650,446	577,786
Long-term note receivable	100,000	100,000
Deferred tax assets	138,263	152,300
Security deposits	225,649	307,996
Long-term loan receivable from related party	114,230	123,928
Other non-current assets	15,014	11,778
Total non-current assets	4,598,082	4,547,669

Total assets	$13,525,320	$13,965,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,758,084	$2,039,323
Accounts payable and accrued expenses – related party	22,924	47,199
Accrued payroll and other employee costs	752,787	675,502
Due to related parties	590	932
Short-term debt – related party	75,000	75,000
Current portion of long-term debts	382,494	401,255
Insurance premium financing	90,869	16,626
Factoring liability	226,212	172,394
Operating lease liabilities, current	290,886	371,951
Finance lease liabilities, current	17,666	15,956
Income tax payables	716,263	822,014
Deferred revenue	1,702,068	1,876,490
Derivative liability	236,141	-
Other current liabilities	821,858	907,080
Total current liabilities	7,093,842	7,421,722

Non-current liabilities:
Long-term debts	1,097,263	1,238,813
Operating lease liabilities, non-current	1,613,378	1,614,996
Finance lease liabilities, non-current	39,085	43,593
Asset retirement obligations	122,735	183,895
Total non-current liabilities	2,872,461	3,081,297

Total liabilities	9,966,303	10,503,019

Shareholders’ equity:
Preferred shares, $0.0001 par value, 20,000,000 shares authorized; Series A convertible preferred shares, 2,000 and no shares designated, issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $2,200,611 and nil as of June 30, 2025 and December 31, 2024, respectively	1,360,586	-
Common shares, $0.0001 par value, 200,000,000 shares authorized, 23,310,770 and 21,937,987 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,331	2,193
Subscription receivable	-	(103,942)
Additional paid-in capital	21,316,326	20,656,153
Accumulated deficit	(18,231,933)	(16,244,843)
Accumulated other comprehensive income	393,124	343,936
Total HeartCore Enterprises, Inc. shareholders’ equity	4,840,434	4,653,497
Non-controlling interests	(1,281,417)	(1,191,482)
Total shareholders’ equity	3,559,017	3,462,015

Total liabilities and shareholders’ equity	$13,525,320	$13,965,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$4,744,246	$4,066,388	$8,331,272	$9,113,120
Cost of revenues (including cost of revenues resulting from transactions with a related party of $31,328 and $56,523 for the three and six months ended June 30, 2025, respectively, and of $25,117 and $25,117 for the three and six months ended June 30, 2024, respectively)	2,526,651	3,260,507	5,013,393	6,275,050
Gross profit	2,217,595	805,881	3,317,879	2,838,070

Operating expenses:
Selling expenses	385,622	179,408	676,782	399,115
General and administrative expenses (including general and administrative expenses resulting from transactions with a related party of $11,433 and $29,048 for the three and six months ended June 30, 2025, respectively, and of $6,473 and $6,473 for the three and six months ended June 30, 2024, respectively)	1,563,027	2,022,409	3,492,415	4,428,712
Research and development expenses	161,481	111,268	285,374	200,402
Total operating expenses	2,110,130	2,313,085	4,454,571	5,028,229

Income (loss) from operations	107,465	(1,507,204)	(1,136,692)	(2,190,159)

Other income (expenses):
Changes in fair value of investments in marketable securities	852,709	(196,249)	(928,955)	(430,331)
Changes in fair value of investment in warrants	124,281	(558,820)	72,660	(1,237,707)
Interest income	1,841	2,030	4,861	4,624
Interest expenses	(32,665)	(37,040)	(61,798)	(73,701)
Other income	21,561	37,858	56,920	134,874
Other expenses	(17,248)	(23,856)	(29,797)	(49,050)
Total other income (expenses)	950,479	(776,077)	(886,109)	(1,651,291)
Income (loss) before income tax expense (benefit)	1,057,944	(2,283,281)	(2,022,801)	(3,841,450)
Income tax expense (benefit)	(3,562)	(72,163)	53,074	(152,330)
Net income (loss)	1,061,506	(2,211,118)	(2,075,875)	(3,689,120)
Less: net loss attributable to non-controlling interests	(38,396)	(260,018)	(88,785)	(404,670)
Net income (loss) attributable to HeartCore Enterprises, Inc.	1,099,902	(1,951,100)	(1,987,090)	(3,284,450)
Dividends accrued on Series A convertible preferred shares	(611)	-	(611)	-
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$1,099,291	$(1,951,100)	$(1,987,701)	$(3,284,450)

Other comprehensive income (loss):
Foreign currency translation adjustment	56,052	(24,120)	48,038	(13,825)
Total comprehensive income (loss)	1,117,558	(2,235,238)	(2,027,837)	(3,702,945)
Less: comprehensive loss attributable to non-controlling interests	(40,783)	(262,908)	(89,935)	(412,471)
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$1,158,341	$(1,972,330)	$(1,937,902)	$(3,290,474)

Net income (loss) per common share attributable to HeartCore Enterprises, Inc.
Basic	$0.05	$(0.09)	$(0.09)	$(0.16)
Diluted	$0.04	$(0.09)	$(0.09)	$(0.16)
Weighted average common shares outstanding
Basic	22,088,909	20,864,144	22,072,324	20,859,429
Diluted	27,079,975	20,864,144	22,072,324	20,859,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Preferred Shares		Common Shares			Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of		Number of		Subscription	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2024	-	$-	21,937,987	$2,193	$(103,942)	$20,656,153	$(16,244,843)	$343,936	$4,653,497	$(1,191,482)	$3,462,015
Net loss	-	-	-	-	-	-	(3,086,992)	-	(3,086,992)	(50,389)	(3,137,381)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(9,251)	(9,251)	1,237	(8,014)
Issuance of common shares	-	-	15,892	2	-	30,443	-	-	30,445	-	30,445
Collection of subscription receivable	-	-	-	-	103,942	-	-	-	103,942	-	103,942
Exercise of stock options	-	-	100,000	10	-	116,990	-	-	117,000	-	117,000
Stock-based compensation	-	-	21,454	2	-	32,278	-	-	32,280	-	32,280
Balance, March 31, 2025	-	-	22,075,333	$2,207	-	20,835,864	(19,331,835)	334,685	1,840,921	(1,240,634)	600,287
Net income (loss)	-	-	-	-	-	-	1,099,902	-	1,099,902	(38,396)	1,061,506
Foreign currency translation adjustment	-	-	-	-	-	-	-	58,439	58,439	(2,387)	56,052
Issuance of Series A convertible preferred shares	2,000	1,360,586	-	-	-	-	-	-	1,360,586	-	1,360,586
Issuance of common shares related to securities purchase agreement	-	-	750,000	75	-	203,198	-	-	203,273	-	203,273
Issuance of common shares related to equity purchase agreement	-	-	485,437	49	-	249,951	-	-	250,000	-	250,000
Dividends accrued on Series A convertible preferred shares	-	-	-	-	-	(611)	-	-	(611)	-	(611)
Stock-based compensation	-	-	-	-	-	27,924	-	-	27,924	-	27,924
Balance, June 30, 2025	2,000	$1,360,586	23,310,770	$2,331	$-	$21,316,326	$(18,231,933)	$393,124	$4,840,434	$(1,281,417)	$3,559,017

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2023	20,842,690	$2,083	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	(1,333,350)	-	(1,333,350)	(144,652)	(1,478,002)
Foreign currency translation adjustment	-	-	-	-	15,206	15,206	(4,911)	10,295
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	67,195	67,195
Stock-based compensation	21,454	2	91,710	-	-	91,712	-	91,712
Balance, March 31, 2024	20,864,144	2,085	19,686,511	(16,096,819)	347,087	3,938,864	2,419,150	6,358,014
Net loss	-	-	-	(1,951,100)	-	(1,951,100)	(260,018)	(2,211,118)
Distribution of dividends	-	-	(417,283)	-	-	(417,283)	-	(417,283)
Foreign currency translation adjustment	-	-	-	-	(21,230)	(21,230)	(2,890)	(24,120)
Stock-based compensation	-	-	56,042	-	-	56,042	-	56,042
Balance, June 30, 2024	20,864,144	$2,085	$19,325,270	$(18,047,919)	$325,857	$1,605,293	$2,156,242	$3,761,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,075,875)	$(3,689,120)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization expenses	42,437	374,946
Loss on disposal of property and equipment	117,305	1,894
Amortization of debt issuance costs	2,194	2,296
Non-cash lease expense	163,354	182,546
Gain on termination of lease	(9,059)	(469)
Deferred income taxes	28,008	(153,531)
Stock-based compensation	60,204	147,754
Changes in fair value of investments in marketable securities	928,955	430,331
Changes in fair value of investment in warrants	(72,660)	1,237,707
Gain on settlement of asset retirement obligations	(45,873)	-
Changes in assets and liabilities:
Accounts receivable	(1,145,166)	(823,402)
Prepaid expenses	126,001	158,110
Other assets	182,063	(7,526)
Accounts payable and accrued expenses	(320,566)	272,375
Accounts payable and accrued expenses – related party	(23,386)	21,956
Accrued payroll and other employee costs	31,589	(278,361)
Due to related parties	(370)	(1,246)
Operating lease liabilities	(159,030)	(183,047)
Income tax payables	(108,943)	(152,697)
Deferred revenue	(282,704)	165,073
Other liabilities	(113,370)	558,667
Net cash flows used in operating activities	(2,674,892)	(1,735,744)

Cash flows from investing activities:
Purchases of property and equipment	(1,235)	(4,134)
Prepayment for property and equipment	-	(35,209)
Purchase of investment in SAFE	-	(75,000)
Net proceeds from sale of warrants	-	5,640,000
Proceeds from sale of marketable securities	1,071,732	-
Repayment of loan provided to related party	21,139	21,166
Net cash flows provided by investing activities	1,091,636	5,546,823

Cash flows from financing activities:
Payments for finance leases	(8,375)	(8,526)
Proceeds from short-term debt	134,689	68,138
Repayment of short-term and long-term debts	(395,495)	(281,451)
Repayment of insurance premium financing	(65,257)	(60,201)
Net proceeds from factoring arrangement	53,818	-
Net repayment of factoring arrangement	-	(242,008)
Capital contribution from non-controlling shareholder	-	67,195
Distribution of dividends	-	(417,283)
Proceeds from issuance of common shares	30,445	-
Proceeds from collection of subscription receivable	103,942	-
Proceeds from exercise of stock options	117,000	-
Proceeds from issuance of Series A convertible preferred shares and common shares related to securities purchase agreement, net of share issuance costs	1,800,000	-
Net cash flows provided by (used in) financing activities	1,770,767	(874,136)

Effect of exchange rate changes	39,022	(143,073)

Net change in cash and cash equivalents	226,533	2,793,870
Cash and cash equivalents – beginning of the period	2,121,089	1,012,479
Cash and cash equivalents – end of the period	$2,347,622	$3,806,349

Supplemental cash flow disclosures:
Interest paid	$63,320	$74,063
Income taxes paid	$131,118	$117,524

Non-cash investing and financing transactions:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$23,495	$125,735
Insurance premium financing	$139,500	$172,689
Warrants converted to marketable securities	$-	$223,481
Issuance of common shares related to equity purchase agreement	$250,000	$-
Dividends accrued on Series A convertible preferred shares	$611	$-

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

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful life of property and equipment, impairment of long-lived assets, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations, valuation of investment in warrants, revenue recognition with respect to allocation of transaction price and valuation of derivative liability. Actual results could differ from those estimates.

Asset Retirement Obligations

Pursuant to the lease agreements for the office space, the Company is responsible to restore these spaces back to its original statute at the time of leaving. The Company recognizes an obligation related to these restorations as asset retirement obligations in the consolidated balance sheets, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 410, “Asset Retirement Obligation Accounting”. The Company capitalizes the associated asset retirement cost by increasing the carrying amount of the related property and equipment.

The following table presents changes in asset retirement obligations:

	June 30,	December 31,
	2025	2024
Beginning balance	$183,895	$208,732
Accretion expense	168	342
Liabilities settled	(76,640)	(3,779)
Foreign currency translation adjustment	15,312	(21,400)
Ending balance	$122,735	$183,895

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

In the three and six months ended June 30, 2025, software development costs expensed as incurred amounted to $161,481 and $285,374, respectively. In the three and six months ended June 30, 2024, software development costs expensed as incurred amounted to $111,268 and $200,402, respectively. These software development costs were included in the research and development expenses.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three and six months ended June 30, 2025 and 2024.

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

Revenue Recognition

The Company recognizes revenues under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Revenues amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales are calculated at 10% of gross sales in Japan and Vietnam, 5% of gross sales in Canada, 21% of gross sales in Netherlands and nil of gross sales in the United States.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company determines that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable, current or non-current, in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amount of revenues recognized during the six months ended June 30, 2025 and 2024 that were included in the opening deferred revenue balance are approximately $1.3 million and $1.5 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by product/service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors.

The Company’s disaggregation of revenues by revenue stream for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from on-premise software	$1,730,972	$575,424	$2,065,854	$1,654,160
Revenues from maintenance and support services	569,519	549,284	1,137,138	1,177,048
Revenues from software as a service (“SaaS”)	286,819	152,248	459,663	291,948
Revenues from software development and other miscellaneous services	197,165	516,561	622,522	964,019
Revenues from customized software development and services	1,781,780	2,122,059	3,622,561	4,299,652
Revenues from consulting services	177,991	150,812	423,534	726,293
Total revenues	$4,744,246	$4,066,388	$8,331,272	$9,113,120

The Company’s disaggregation of revenues by product/service for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from customer experience management platform	$2,452,476	$1,420,584	$3,793,944	$3,480,173
Revenues from process mining	151,137	101,307	180,100	174,462
Revenues from robotic process automation	100,996	102,373	149,807	158,564
Revenues from task mining	60,412	107,362	122,412	153,220
Revenues from customized software development and services	1,781,780	2,122,059	3,622,561	4,299,652
Revenues from consulting services	177,991	150,812	423,534	726,293
Revenues from others	19,454	61,891	38,914	120,756
Total revenues	$4,744,246	$4,066,388	$8,331,272	$9,113,120

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

For the three and six months ended June 30, 2025 and 2024, customers account for 10% or more of the Company’s total revenues are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	11.0%	14.6%	14.3%	13.7%
Customer B	17.6%	*	10.0%	*

As of June 30, 2025 and December 31, 2024, customers account for 10% or more of the Company’s total accounts receivable are as follows:

	June 30,	December 31,
	2025	2024
Customer B	23.4%	*
Customer C	10.9%	17.6%

For the three and six months ended June 30, 2025 and 2024, no vendor accounts for more than 10% of the Company’s total purchases.

As of June 30, 2025 and December 31, 2024, vendor accounts for 10% or more of the Company’s total accounts payable and accrued expenses is as follows:

	June 30,	December 31,
	2025	2024
Vendor A	*	10.6%

*	Less than 10%.

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

Series A Convertible Preferred Shares and Derivative Liability

When the Company issues Series A convertible preferred shares (see NOTE 16), it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC Topic 480, “Distinguishing Liabilities from Equity”, and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of the Series A convertible preferred shares would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, as a standalone instrument, meets the definition of an embedded derivative under ASC Topic 815, “Derivatives and Hedging”. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC Topic 815-40, or when it must be settled either in cash or by issuing equity shares that are readily convertible to cash.

The Company assesses the Series A convertible preferred shares as a whole and determines it does not meet the liability classification pursuant to ASC Topic 480 and the Company classifies the host instrument as permanent equity because no features provide for redemption by the holders of the Series A convertible preferred shares or conditional redemption, which is not solely within the Company’s control, and there are no unconditional obligations in that (1) the Company must or may settle in a variable number of its equity shares, and (2) the monetary value is predominantly fixed, varying with something other than the fair value of the Company’s equity shares or varying inversely in relation to the Company’s equity shares.

The Company assesses the conversion feature of the Series A convertible preferred shares for derivative accounting consideration and determines it meets the definition of an embedded derivative, which is separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheets at fair value, with any changes in its fair value recognized in the unaudited consolidated statements of operations and comprehensive income (loss). The Company values the fair value of derivative liability using the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser. The determination of fair value requires management to make significant estimates and assumptions related to forecasted cash flows and discount rate.

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures”. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

As of June 30, 2025 and December 31, 2024, the carrying values of current assets, except for investments in marketable securities, and current liabilities, except for derivative liability, approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below (also see NOTE 6 for investments):

Fair Value Measurements as of June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at June 30, 2025
Investments in marketable securities	2,495,016	-	-	2,495,016
Long-term investment in warrants	-	650,446	-	650,446
Derivative liability	-	-	236,141	236,141

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Investments in marketable securities	4,495,703	-	-	4,495,703
Long-term investment in warrants	-	577,786	-	577,786
Derivative liability	-	-	-	-

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2025	2024
Accounts receivable – non-factored	$3,811,489	$2,485,417
Accounts receivable – factored with recourse	247,387	217,563
Total accounts receivable, gross	4,058,876	2,702,980
Less: allowance for credit losses	-	-
Total accounts receivable	4,058,876	2,702,980
Less: current portion	(3,000,337)	(1,950,050)
Accounts receivable, non-current	$1,058,539	$752,930

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2025	2024
Prepayments to software and consulting services vendors	$150,811	$188,528
Prepaid marketing fees	45,563	32,129
Prepaid subscription fees	73,611	115,593
Prepaid insurance premium	140,585	44,023
Others	92,601	78,566
Total prepaid expenses	$503,171	$458,839

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, the Company had a due to related parties balance of $590 and $47, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2025, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $514. During the six months ended June 30, 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $1,246.

As of June 30, 2025 and December 31, 2024, the Company had a due to related parties balance of nil and $885, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2025 and 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company in a net amount of $884 and nil, respectively. As of June 30, 2025 and December 31, 2024, the Company had an accounts payable and accrued expenses balance of $22,924 and $47,199, respectively, to Luvina Software. During the three and six months ended June 30, 2025, the Company engaged the related party for software development and other support services in the amount of $42,761 and $85,571, respectively. During the three and six months ended June 30, 2024, the Company engaged the related party for software development and other support services in the amount of $31,590 and $31,590, respectively.

As of June 30, 2025 and December 31, 2024, the Company had a loan receivable balance of $158,378 and $164,067, respectively, from HeartCore Technology Inc., a company controlled by the CEO of the Company. The loan is made to the related party to support its operation. The balance is unsecured, bears an annual interest of 1.475%, and requires repayments in installments starting from February 2022. During the six months ended June 30, 2025 and 2024, the Company received repayments of $21,139 and $21,166, respectively, from this related party.

As of June 30, 2025 and December 31, 2024, the Company had a short-term debt balance of $75,000 to Prakash Sadasivam, the CEO of Sigmaways and Chief Strategy Officer (“CSO”) of the Company. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5% and due on demand.

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

The following table summarizes the Company’s investment in warrants activities for the six months ended June 30, 2025 and 2024:

	For the Six Months
	Ended June 30,
	2025	2024
Fair value of investment in warrants at beginning of the period	$577,786	$2,004,308
Changes in fair value of investment in warrants	72,660	(1,237,707)
Warrants converted to marketable securities	-	(223,481)
Fair value of investment in warrants at end of the period	$650,446	$543,120

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

The following table summarizes the Company’s investments in marketable securities activities for the six months ended June 30, 2025 and 2024:

	For the Six Months
	Ended June 30,
	2025	2024
Fair value of investments in marketable securities at beginning of the period	$4,495,703	$642,348
Marketable securities converted from warrants	-	223,481
Changes in fair value of investments in marketable securities	(928,955)	(430,331)
Marketable securities sold	(1,071,732)	-
Fair value of investments in marketable securities at end of the period	$2,495,016	$435,498

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

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2025	2024
Leasehold improvements	$269,258	$440,333
Machinery and equipment	690,635	646,252
Vehicle	88,634	80,586
Software	148,580	135,089
Subtotal	1,197,107	1,302,260
Less: accumulated depreciation	(754,632)	(717,406)
Total property and equipment, net	$442,475	$584,854

For the three and six months ended June 30, 2025, the Company recognized depreciation expenses of $15,530 and $42,437, respectively. For the three and six months ended June 30, 2024, the Company recognized depreciation expenses of $27,486 and $56,196, respectively.

NOTE 9 – LEASES

The Company has entered into operating leases for office space with terms ranging from two to fifteen years, and finance leases for office equipment and vehicle with terms of five years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease right-of-use assets and lease liabilities is included in the unaudited consolidated financial statements. Right-of-use assets of finance leases of $57,612 and $60,440 are included in property and equipment, net as of June 30, 2025 and December 31, 2024, respectively.

Operating lease costs for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which is recognized on a straight-line basis over the expected life of the leased assets, and interest expense, which is recognized following an effective interest rate method. Leases with initial term of twelve months or less are not recorded in the consolidated balance sheets.

The components of lease costs for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease costs
Amortization of finance lease right-of-use assets	$4,309	$4,105	$8,488	$8,733
Interest on finance lease liabilities	190	234	388	499
Total finance lease costs	4,499	4,339	8,876	9,232
Operating lease costs	81,322	95,275	179,377	198,701
Total lease costs	$85,821	$99,614	$188,253	$207,933

The following table presents supplemental information related to the Company’s leases for the six months ended June 30, 2025 and 2024:

	For the Six Months
	Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$388	$499
Operating cash flows from operating leases	171,662	206,648
Financing cash flows from finance leases	8,375	8,526
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	23,495	125,735

Weighted average remaining lease term (years)
Finance leases	3.2	4.3
Operating leases	6.7	7.2

Weighted average discount rate (per annum)
Finance leases	1.32%	1.32%
Operating leases	1.35%	1.37%

As of June 30, 2025, the future maturity of lease liabilities is as follows:

Year Ended December 31,	Finance Leases	Operating Leases
Remaining of 2025	$9,151	$165,586
2026	18,302	293,770
2027	18,302	293,770
2028	12,201	287,511
2029	-	285,425
Thereafter	-	663,320
Total lease payments	57,956	1,989,382
Less: imputed interest	(1,205)	(85,118)
Total lease liabilities	56,751	1,904,264
Less: current portion	(17,666)	(290,886)
Non-current lease liabilities	$39,085	$1,613,378

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $225,649 and $307,996 as of June 30, 2025 and December 31, 2024, respectively.

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Accrued consumption taxes	$197,291	$277,593
Customer refund liability*	500,000	500,000
Others	124,567	129,487
Total other current liabilities	$821,858	$907,080

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting services agreement with the customer was terminated and the Company will refund $500,000 to the customer in August 2025.

NOTE 11 – FACTORING LIABILITY

Sigmaways, the subsidiary acquired by the Company in February 2023, entered into a factoring and security agreement (“Factoring Agreement”) with The Southern Bank Company, an unrelated factor (“Factor”), in February 2017, for the purpose of factoring certain accounts receivable. Under the terms of the Factoring Agreement, Sigmaways may offer for sale, and the Factor may purchase in its sole discretion, certain accounts receivable of Sigmaways (“Purchased Receivable”). The Factoring Agreement provided for a maximum of $850,000 in Purchased Receivable.

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

As of June 30, 2025 and December 31, 2024, there were $226,212 and $172,394 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the three and six months ended June 30, 2025, the Company recorded $15,698 and $24,599 in interest expenses related to Factoring Agreement, respectively. During the three and six months ended June 30, 2024, the Company recorded $14,678 and $30,786 in interest expenses related to Factoring Agreement, respectively.

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

As of June 30, 2025 and December 31, 2024, the balances of the insurance premium financing were $90,869 and $16,626, respectively. During the three and six months ended June 30, 2025, the Company recorded $4,042 and $5,874 in interest expenses related to insurance premium financing, respectively. During the three and six months ended June 30, 2024, the Company recorded $5,005 and $7,044 in interest expenses related to insurance premium financing, respectively.

NOTE 13 – LONG-TERM DEBTS

The Company’s long-term debts represent loans borrowed from banks and financial institutions as follows:

Name of Banks/Financial Institutions	Original Amount Borrowed			Loan Duration	Annual Interest Rate	Balance as of June 30, 2025	Balance as of December 31, 2024
Resona Bank, Limited	JPY	10,000,000	(a)(b)	9/30/2020 – 9/30/2027	1.000%	$25,711	$29,440
Resona Bank, Limited	JPY	40,000,000	(a)(b)	9/30/2020 – 9/30/2027	1.000%	102,844	117,762
Resona Bank, Limited	JPY	20,000,000	(a)(b)	11/13/2020 – 10/31/2027	1.600%	53,077	60,386
Sumitomo Mitsui Banking Corporation	JPY	10,000,000	(a)(b)	12/30/2019 – 12/30/2026	1.975%	17,720	22,441
Sumitomo Mitsui Banking Corporation	JPY	10,000,000	(a)(b)	10/4/2023 – 9/30/2028	0.600%	50,407	54,062
Sumitomo Mitsui Banking Corporation	JPY	10,000,000	(a)(b)	10/4/2023 – 9/30/2028	0.000%	50,407	54,062
The Shoko Chukin Bank, Ltd.	JPY	50,000,000		7/27/2020 – 6/30/2027	1.290%	126,573	141,638
The Shoko Chukin Bank, Ltd.	JPY	30,000,000		7/25/2023 – 6/30/2028	Tokyo Interbank Offered Rate + 1.950%	148,341	154,220
Japan Finance Corporation	JPY	80,000,000		11/17/2020 – 11/30/2027	0.210%	235,900	256,971
Higashi-Nippon Bank	JPY	30,000,000	(a)	3/31/2022 – 3/31/2025	1.550%	-	51,597
Higashi-Nippon Bank	JPY	30,000,000	(a)(b)	10/11/2023 – 9/30/2028	1.600%	156,478	164,401
First Home Bank		$350,000	(c)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	177,331	195,766
U.S. Small Business Administration		$350,000	(c)	5/30/2020 – 5/30/2050	3.750%	345,875	349,322
Aggregate outstanding principal balances						1,490,664	1,652,068
Less: unamortized debt issuance costs						(10,907)	(12,000)
Less: current portion						(382,494)	(401,255)
Non-current portion						$1,097,263	$1,238,813

(a)	These debts are guaranteed by Sumitaka Yamamoto, the CEO and major shareholder of the Company.
(b)	These debts are guaranteed by Tokyo Credit Guarantee Association, and the Company has paid guarantee expenses for these debts.
(c)	These debts are guaranteed by Prakash Sadasivam, the CEO of Sigmaways and CSO of the Company, and secured by all assets of Sigmaways.

During the three and six months ended June 30, 2025, the Company recorded $12,925 and $24,447 in interest expenses related to long-term debts, respectively. During the three and six months ended June 30, 2024, the Company recorded $17,056 and $32,942 in interest expenses related to long-term debts, respectively.

As of June 30, 2025, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2025	$168,363
2026	388,783
2027	416,931
2028	183,938
2029	27,926
Thereafter	304,723
Total	$1,490,664

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

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the three and six months ended June 30, 2025 and 2024.

For the three and six months ended June 30, 2025 and 2024, the Company’s income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current	$12,362	$588	$25,066	$1,201
Deferred	(15,924)	(72,751)	28,008	(153,531)
Income tax expense (benefit)	$(3,562)	$(72,163)	$53,074	$(152,330)

For the three and six months ended June 30, 2025, the effective tax rate was (0.34)% and 2.62%, respectively. For the three and six months ended June 30, 2024, the effective tax rate was (3.16)% and (3.97)%, respectively.

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

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan, under which 2,000,000 shares of common shares are authorized for issuance.

On August 25, 2023, the Company awarded stock options to purchase 2,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $1.10 per share to an employee of the Company. The stock options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on August 25, 2033.

The following table summarizes the stock options activities and related information for the six months ended June 30, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(35,000)	2.42	-	-
As of June 30, 2024	1,512,000	$2.41	7.51	$-

As of January 1, 2025	1,506,500	$2.41	7.01	$64,500
Granted	-	-	-	-
Exercised	(100,000)	1.17	-	-
Forfeited	(6,500)	2.50	-	-
As of June 30, 2025	1,400,000	$2.50	6.43	$-
Vested and exercisable as of June 30, 2025	1,053,625	$2.50	6.42	$-

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation related to stock options of $22,006 and $52,682, respectively. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation related to stock options of $40,597 and $111,044, respectively. The outstanding unamortized stock-based compensation related to stock options was $59,573 (which will be recognized through December 2025) as of June 30, 2025.

Restricted Stock Units (“RSUs”)

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 RSUs pursuant to the 2021 Plan. The RSUs vest on each annual anniversary of the date of the employment agreement, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date is $424,809.

The following table summarizes the RSUs activities and related information for the six months ended June 30, 2025 and 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2024	64,366	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	-	-
Unvested as of June 30, 2024	42,912	$4.95

Unvested as of January 1, 2025	42,912	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	(2,268)	4.95
Unvested as of June 30, 2025	19,190	$4.95

For the three and six months ended June 30, 2025, the Company recognized stock-based compensation related to RSUs of $5,918 and $7,522, respectively. For the three and six months ended June 30, 2024, the Company recognized stock-based compensation related to RSUs of $15,445 and $36,710, respectively. The outstanding unamortized stock-based compensation related to RSUs was $14,420 (which will be recognized through February 2026) as of June 30, 2025.

NOTE 16 – SHAREHOLDERS’ EQUITY

Shares Authorized

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

Equity Purchase Agreement

On June 30, 2025, the Company entered into an equity purchase agreement and a registration rights agreement with Crom Structured Opportunities Fund I, LP (“Crom Structured”), pursuant to which Crom Structured has committed to purchase up to $25 million in shares of the Company’s common shares, subject to certain limitations and conditions set forth in the equity purchase agreement. The Company shall not issue or sell any shares of common shares under the equity purchase agreement which, when aggregated with all purchases of common shares made by Crom Structured pursuant to the equity purchase agreement, would result in beneficial ownership of more than 4.99% of the Company’s outstanding shares of common shares.

Under the terms of the equity purchase agreement, the Company has the right, but not the obligation, to sell to Crom Structured, shares of common shares over the period commencing on the date of the equity purchase agreement and ending on the earlier of (i) the date on which Crom Structured shall have purchased common shares pursuant to the equity purchase agreement equal to $25 million, (ii) June 30, 2027, (iii) written notice of termination by the Company to Crom Structured, (iv) the registration statement is no longer effective after the initial effective date of the registration statement, or (v) the date that the Company commences a voluntary bankruptcy case, a bankruptcy proceeding is commenced against the Company, a custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors. The purchase price will be calculated as 96% of the volume weighted average price (“VWAP”) of the Company’s common shares on the trading day immediately preceding the respective common shares purchase notice delivery date.

Concurrently with the signing of the equity purchase agreement, the Company issued 485,437 shares of common shares to Crom Structured as a commitment fee. The total fair value of the shares issued for the commitment fee of $250,000 was recorded as deferred offering costs in the consolidated balance sheets.

During the six months ended June 30, 2025, no common shares were sold under the terms of the equity purchase agreement.

Designation of Series A Convertible Preferred Shares and Securities Purchase Agreement

On June 30, 2025, the Company filed a certificate of designations of preferences and rights of Series A convertible preferred shares (“Series A COD”) with the Secretary of State of the State of Delaware to set forth the terms of the Series A convertible preferred shares. Pursuant to the Series A COD, the Company designated 2,000 shares of preferred shares as Series A convertible preferred shares and each share of Series A convertible preferred shares has a stated value of $1,100. The following summarizes the material terms of the Series A convertible preferred shares:

●	Dividends – Each Series A convertible preferred shares holder (“Holder”) shall be entitled to receive dividends of 10% per annum on the stated value of each share of Series A convertible preferred shares.

●	Liquidation – In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common shares and any other class or series of equity shares of the Company, an amount per share equal to the greater of (i) the stated value plus all accrued and unpaid dividends thereon or (ii) the amount that such Holder would receive if such Holder converts all of its shares of Series A convertible preferred shares into common shares immediately prior to such liquidation, dissolution or winding up. If, upon any such liquidation, dissolution or winding up, the assets and funds available for distribution among the Holders shall be insufficient to permit the payment to such Holders of the full preferential amount aforesaid, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the Holders in proportion to the amount that each such Holder is entitled to receive. After the payment of the full amount of the liquidation preference to which they are entitled, the Holders shall have no right or claim to any of the remaining assets of the Company.

●	Voting – The Series A convertible preferred shares shall have no voting rights. However, as long as any shares of Series A convertible preferred shares are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the outstanding shares of Series A convertible preferred shares, and with each share of Series A convertible preferred shares having one vote on (i) alter or change adversely the powers, preferences or rights given to the Series A convertible preferred shares or alter or amend the Series A COD, (ii) issue additional shares of Series A convertible preferred shares or increase or decrease (other than by conversion) the number of authorized shares of Series A convertible preferred shares, or (iii) enter into any agreement with respect to any of the foregoing.

●	Conversion – Each Holder shall have the right, at such Holder’s opinion, to convert any or all of the Series A convertible preferred shares held by such Holder into fully paid and nonassessable shares of common shares. The number of shares of common shares issuable upon conversion of each share of Series A convertible preferred shares shall be equal to the quotient obtained by dividing (i) the stated value plus all accrued and unpaid dividends thereon by (ii) 90% of the average of the two lowest VWAP of the Company’s common shares for the five trading days immediately preceding the respective common shares conversion notice delivery date.

●	Redemption – No share of Series A convertible preferred shares shall be redeemable under any circumstances.

On June 30, 2025, the Company entered into a securities purchase agreement and a registration rights agreement with Crom Structured, pursuant to which the Company closed, issued and sold to Crom Structured an aggregate of 2,000 shares of the Company’s designated Series A convertible preferred shares for an aggregate purchase price of $2,000,000. Concurrently with the signing of the securities purchase agreement, the Company issued 750,000 shares of common shares (“750,000 Common Shares”) to Crom Structured for no consideration. The Company received net proceeds of $1,800,000 from the securities purchase agreement after deducting share issuance transaction fees. The net proceeds from the securities purchase agreement were allocated to Series A convertible preferred shares and 750,000 Common Shares based on their relative fair values.

During the six months ended June 30, 2025, no shares of Series A convertible preferred shares were converted into common shares.

Dividends accrued on Series A convertible preferred shares amounted to $611 in the six months ended June 30, 2025.

At the Market Offering Agreement (“ATM Agreement”)

On October 23, 2023, the Company entered into a ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common shares, par value of $0.0001 per share, having an aggregate offering price of up to approximately $2 million (“ATM Shares”). The Company pays commission fees of 4% for each completed sale of ATM Shares under the terms of the ATM Agreement. During the six months ended June 30, 2025 and 2024, the Company sold a total of 15,892 and nil shares of the ATM Shares for net proceeds of $30,445 and nil after deducting commission fees and other transaction costs, respectively. The subscription receivable of $103,942 related to ATM Shares sold on December 31, 2024 was collected in full on January 2, 2025.

Capital Contribution for Non-controlling Shareholder

In November 2023, the Company established a 51% owned subsidiary in Vietnam, HeartCore Luvina. On February 16, 2024, the Company received capital contribution of VND1,646.4 million in cash, equivalent to $67,195, from the non-controlling shareholder of the subsidiary.

Distribution of Dividends on Common Shares

On March 29, 2024, the Board of Directors approved a dividend declaration of $0.02 per share of common share for the shareholders of record at the close of business on April 26, 2024. The dividends in the amount of $417,283 were paid on May 3, 2024.

Shares Issued and Outstanding

As of June 30, 2025 and December 31, 2024, there were 23,310,770 and 21,937,987 shares of common shares issued and outstanding, respectively.

As of June 30, 2025 and December 31, 2024, there were 2,000 and no shares of preferred shares (designated as Series A convertible preferred shares) issued and outstanding, respectively.

NOTE 17 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated on the basis of weighted average outstanding common shares. Diluted net income (loss) per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs and Series A convertible preferred shares. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options and unvested RSUs. Potentially dilutive common shares issuable upon conversion of the Series A convertible preferred shares are determined by applying the if-converted method. Potentially dilutive common shares are not included in the calculation of diluted net income (loss) per share if their effect would be anti-dilutive.

The computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) per share – basic
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$1,099,291	$(1,951,100)	$(1,987,701)	$(3,284,450)
Denominator
Weighted average number of common shares outstanding used in calculating net income (loss) per share – basic	22,088,909	20,864,144	22,072,324	20,859,429
Net income (loss) per share – basic	$0.05	$(0.09)	$(0.09)	$(0.16)

Net income (loss) per share – diluted
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$1,099,291	$(1,951,100)	$(1,987,701)	$(3,284,450)
Dividends accrued on Series A convertible preferred shares	611	-	611	-
Net income (loss) attributable to HeartCore Enterprises, Inc.	1,099,902	(1,951,100)	(1,987,090)	(3,284,450)
Denominator
Weighted average number of common shares outstanding used in calculating net income (loss) per share – basic	22,088,909	20,864,144	22,072,324	20,859,429
Dilutive effect of stock options, RSUs and Series A convertible preferred shares	4,991,066	-	-	-
Weighted average number of common shares outstanding used in calculating net income (loss) per share – diluted	27,079,975	20,864,144	22,072,324	20,859,429
Net income (loss) per share – diluted	$0.04	$(0.09)	$(0.09)	$(0.16)

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

The following table summarizes selected financial information with respect to the Company’s single operating segment and reportable segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$4,744,246	$4,066,388	$8,331,272	$9,113,120
Less:
Software related cost of revenues	2,414,996	3,028,377	4,822,891	5,737,605
Consulting related cost of revenues	111,655	232,130	190,502	537,445
Selling expenses	385,622	179,408	676,782	399,115
General and administrative expenses	1,563,027	2,022,409	3,492,415	4,428,712
Research and development expenses	161,481	111,268	285,374	200,402
Income (loss) from operations	107,465	(1,507,204)	(1,136,692)	(2,190,159)
Total other income (expenses)	950,479	(776,077)	(886,109)	(1,651,291)
Income (loss) before income tax expense (benefit)	1,057,944	(2,283,281)	(2,022,801)	(3,841,450)
Income tax expense (benefit)	(3,562)	(72,163)	53,074	(152,330)
Net income (loss)	$1,061,506	$(2,211,118)	$(2,075,875)	$(3,689,120)

Geographic Information

The following table summarizes the breakdown of revenues by geography for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Japan	$2,953,180	$1,940,248	$4,692,336	$4,809,387
United States	1,664,429	2,045,780	3,400,447	4,066,060
International	126,637	80,360	238,489	237,673
Total revenues	$4,744,246	$4,066,388	$8,331,272	$9,113,120

The following table summarizes the breakdown of long-lived assets by geography as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Japan	$2,262,172	$2,470,598
United States	28,236	39,996
International	5,533	10,357
Total long-lived assets	$2,295,941	$2,520,951

NOTE 19 – SUBSEQUENT EVENT

On July 1, 2025, the Company converted partial of the warrants it received from a customer as noncash consideration from consulting services into marketable securities.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is currently evaluating the impact of OBBBA on its unaudited consolidated financial statements and related disclosures.

On July 24, 2025, the Board of Directors of the Company approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan to a non-related company for a cash consideration of approximately $12 million, subject to price adjustment.

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

During 2022, we started the GO IPO business, which supports Japanese companies listing on The Nasdaq Stock Market (“Nasdaq”) and NYSE in the United States. As of June 30, 2025, we have entered into consulting agreements with 16 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

We were incorporated in the State of Delaware on May 18, 2021. We conduct business activities principally through our wholly owned subsidiary, HeartCore Co. Ltd. (“HeartCore Japan”), which was established in Japan in 2009 by Sumitaka Yamamoto, our Chairman of Board, Chief Executive Officer and President and a significant stockholder of the Company.

On September 6, 2022, we entered into a share exchange and purchase agreement to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California, and its wholly owned subsidiaries. Sigmaways and its wholly owned subsidiaries are engaged in the business of developing and sales of software in the United States. The acquisition closed on February 1, 2023.

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

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office, in Japan.

Recent Developments

Nasdaq Notice Regarding Minimum Bid Price Requirement

On May 6, 2025, we received written notice (the “Bid Price Notice”) from the Nasdaq Listing Qualification Department (the “Nasdaq Staff”) indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market under the symbol “HTCR,” and we are currently monitoring the closing bid price of our common stock and evaluating our alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. The Bid Price Notice indicated that we will be provided 180 calendar days, or until November 3, 2025, in which to regain compliance. If at any time during this period the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide us with written confirmation of compliance and the matter will be closed.

Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but meet the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then we may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2).

There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, even if we maintain compliance with the other listing requirements. We are considering actions that we may take in response to the Bid Price Notice in order to regain compliance with the continued listing requirements, but no decisions regarding a response have been made at this time.

Nasdaq Notice Regarding Minimum Stockholders’ Equity Requirement

On May 24, 2025, we received written notice (the “Stockholders’ Equity Notice”) from the Nasdaq Staff indicating that we are not in compliance with the $2,500,000 minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b) (the “Minimum Stockholders’ Equity Requirement”) for continued listing on the Nasdaq Capital Market. Additionally, the Nasdaq Staff noted that we do not meet the alternatives of market value of listed securities or net income from continuing operations as of May 23, 2025.

Under Nasdaq rules, we had 45 calendar days (or until July 8, 2025) to submit a plan to regain compliance, which we did. On July 11, 2025, the Nasdaq Staff notified us that they had granted us an extension until September 30, 2025, to regain compliance with the Minimum Stockholders’ Equity Requirement. Pursuant to the terms of the extension, on or before September 30, 2025, we must complete the transactions pursuant to the Equity Purchase Agreement and Securities Purchase Agreement (both as defined below) and evidence compliance with the Minimum Stockholders’ Equity Requirement as indicated in the Nasdaq Staff’s notification.

The notification of noncompliance had no immediate effect on the listing or trading of our common stock on the Nasdaq Capital Market under the symbol “HTCR.” There can be no assurance that we will be able to regain compliance with the Minimum Stockholders’ Equity Requirement, even if we maintain compliance with the other listing requirements.

Consulting and Services Agreement with tmsuk Co. Ltd.

On May 30, 2025 (the “tmsuk Effective Date”), we entered into a Consulting and Services Agreement (the “tmsuk Consulting Agreement”) with tmsuk Co., Ltd., a Japanese corporation (“tmsuk”). Pursuant to the terms of the tmsuk Consulting Agreement, we agreed to provide tmsuk certain services, including the following (collectively, the “tmsuk Services”):

(i)	Assistance with the introduction, for a law firm, underwriter and auditing firm for tmsuk, with tmsuk making their selections, at their sole discretion;

(ii)	Assisting in the preparation of documentation for internal controls required for an initial public offering or de-SPAC or other Fundamental Transaction (as defined in the tmsuk Warrant) by tmsuk;

(iii)	Providing support services to remove problematic accounting accounts upon listing;

(iv)	Translation of requested documents into English;

(v)	Attend and, if requested by tmsuk, lead, meetings with tmsuk’s management and employees;

(vi)	Provide tmsuk with support services related to tmsuk’s NASDAQ listing;

(vii)	Conversion of accounting data from Japanese standards to U.S. GAAP;

(viii)	Assist in the preparation of S-1 or F-1 filings;

(ix)	Creation of English web page; and

(x)	Preparing an investor presentation/deck and executive summary of tmsuk’s operations.

In providing the tmsuk Services, we agreed to not render legal advice or perform accounting services, nor act as an investment advisor or broker/dealer. Pursuant to the terms of the tmsuk Consulting Agreement, the parties agreed that we will not provide the following services, among others: negotiation for the sale of tmsuk’s securities; participation in discussions between tmsuk and potential investors; assisting in structuring any transactions involving the sale of tmsuk’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in tmsuk; or handling any funds or securities on behalf of tmsuk.

Pursuant to the terms of the tmsuk Consulting Agreement, tmsuk agreed to compensate us as follows in return for the provision of the tmsuk Services during the nine-month term:

(a)	$500,000, to be paid as follows: (i) $200,000 on the tmsuk Effective Date; (ii) $150,000 on the three-month anniversary of the tmsuk Effective Date; and (iii) $150,000 on the six-month anniversary of the tmsuk Effective Date; and

(b)	Issuance by tmsuk to the Company of a warrant (the “tmsuk Warrant”), deemed fully earned and vested as of the tmsuk Effective Date, to acquire a number of shares of capital stock of tmsuk, to initially be equal to 3% of the fully diluted share capital of tmsuk as of the tmsuk Effective Date, subject to adjustment as set forth in the tmsuk Consulting Agreement and the tmsuk Warrant.

Issuance by tmsuk of the tmsuk Warrant may be subject to the approval of tmsuk’s stockholders, and in such case, the tmsuk Warrant will not be issued unless and until stockholder approval is obtained. In the event that tmsuk stockholder approval is not obtained, and the tmsuk Warrant is not issued, on or before the 90th day following the tmsuk Effective Date, the parties agreed to reasonably cooperate to come to mutual agreement on an alternate method to provide to us the same value and rights as would have been provided pursuant to the tmsuk Warrant.

In the event that the term of the tmsuk Consulting Agreement is extended beyond the initial nine-month term, tmsuk agreed to compensate us for tmsuk Services provided at the rate of $150 per hour, based on the hours spent by our personnel providing the tmsuk Services.

The tmsuk Consulting Agreement may be terminated at any time by either party upon notice to the other party.

OEM Sales Agreement

On June 23, 2025, HeartCore Japan entered into an OEM Sales Agreement (the “Silver Egg Agreement”) by and between HeartCore Japan and Silver Egg Technology CO. Ltd. (“Silver Egg”). Pursuant to the terms of the Silver Egg Agreement, Silver Egg agreed to provide to HeartCore Japan its AI recommendation service, “Aigent Recommender,” developed by Silver Egg (the “Services”). The specific terms and conditions for the provision of the Services will be determined in individual agreements. The Silver Egg Agreement will serve as the basic agreement and will apply to all individual agreements between HeartCore Japan and Silver Egg during the term of the Silver Egg Agreement, and such individual agreements will constitute a part of the Silver Egg Agreement.

The term of the Silver Egg Agreement is two years. Unless either party notifies the other in writing at least six months prior to the expiration of the term, the Silver Egg Agreement will automatically renew for additional two year periods. Notwithstanding the foregoing, if either party wishes to terminate the Silver Egg Agreement during the term, both parties must agree in writing. The term of each individual contract pursuant to the Silver Egg Agreement will commence on the date of the individual contract and will continue until the last day of the month in which 12 months have elapsed from the start date of the use of the Services. However, unless HeartCore Japan or Silver Egg gives written notice to the other party at least 30 days prior to the expiration of the term, the individual contract will be automatically renewed for an additional 12-month periods.

Pursuant to the terms of the individual agreement for the first year (through June 30, 2026) and for the second year (from July 1, 2026 to June 30, 2027), when HeartCore Japan achieves the target number of contracts (20), the monthly service fees to be paid by HeartCore Japan to Silver Egg will be as follows:

●	Up to 500,000 page views: 30,000 Yen

●	500,001 - 800,000 page views: 48,000 Yen

●	800,001 – 1,000,000 page views: 60,000 Yen

If HeartCore Japan does not achieve the target number of contracts by June 30, 2026, the monthly service fees to be paid by HeartCore Japan to Silver Egg for the second year (from July 1, 2026 to June 30, 2027) will increase as follows:

●	Up to 500,000 page views: 35,000 Yen

●	500,001 - 800,000 page views: 56,000 Yen

●	800,001 – 1,000,000 page views: 70,000 Yen

Consulting and Services Agreement with Cipher Core Co., Ltd.

On June 30, 2025, the Company entered into a Consulting and Services Agreement (the “Consulting Agreement”) with Cipher Core Co., Ltd. (“Cipher Core”). As compensation for its services under the Consulting Agreement, Cipher Core will pay the Company an aggregate of $500,000 in fees, and issue to the Company a warrant to acquire 3% of Cipher Core’s capital stock, on a fully diluted basis. The number of warrant shares, which is fully earned, vested, and non-returnable, may be subject to adjustments.

As part of the Consulting Agreement, the Company agreed to assist Cipher Core in its efforts to go public and list on the Nasdaq Stock Market (“Nasdaq”). Under the Consulting Agreement, the Company will assist Cipher Core with:

i.	the introduction for a law firm, underwriter and auditing firm for Cipher Core, with Cipher Core making their selections, at their sole discretion;

ii.	translating requested documents into English;

iii.	assisting in the preparation of documentation for internal controls required for an IPO;

iv.	conversion of accounting data from Japanese standards to U.S. GAAP;

v.	providing support services to remove problematic accounting accounts upon listing;

vi.	support creation of an English web page;

vii.	preparation of an investor presentation and executive summary of the operations;

viii.	provision of providing general support services; and

ix.	assisting in the preparation of a registration statement.

In providing the services under the Consulting Agreement, the Company will not render legal advice or perform accounting services, and will not act as an investment advisor or broker/dealer. Pursuant to the terms of the Consulting Agreement, the parties agreed that the Company will not provide the following services, among others: negotiation for the sale of Cipher Core’s securities; participation in discussions between Cipher Core and potential investors; assisting in structuring any transactions involving the sale of Cipher Core’s securities; pre-screening of potential investors; due diligence activities; nor providing advice relating to valuation of or financial advisability of any investments in Cipher Core; or handling any funds or securities on behalf of Cipher Core.

Equity Purchase Agreement

On June 30, 2025, we and Crom Structured Opportunities Fund I, LP (“Crom” or the “Investor”), an accredited investor, entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”), pursuant to which the we have the right, but not the obligation, to direct the Investor, at any time and from time to time during the Commitment Period (as hereinafter defined) as provided in the Equity Purchase Agreement, to purchase up to $25,000,000 (the “Maximum Commitment Amount”) in aggregate gross purchase price of newly issued fully paid shares of our common stock, par value $0.0001 (the “Advance Shares”). The “Commitment Period” means, subject to the terms and conditions of the Equity Purchase Agreement, the period commencing on June 30, 2025 and ending on the earlier of (i) the date on which the Investor shall have purchased Advance Shares equal to the Maximum Commitment Amount, (ii) June 30, 2027, (iii) written notice of termination by us to the Investor, (iv) the Equity Line of Credit (“ELOC”) Registration Statement (as hereinafter defined) is no longer effective after the initial effective date of the ELOC Registration Statement, (v) the date that we commence a voluntary bankruptcy case, a bankruptcy proceeding is commenced against us, a custodian is appointed for us or for all or substantially all of its property, or we make a general assignment for the benefit of its creditors, or (vi) the date on which the Equity Purchase Agreement is terminated by mutual written consent of the parties.

Under the terms and subject to the conditions of the Equity Purchase Agreement, we have the right, but not the obligation, to direct the Investor, by our delivery to the Investor of a notice (the “Advance Notice”) from time to time, to purchase Advance Shares (i) in a minimum amount not less than $25,000, calculated based on 96% of the volume-weighted average price (“VWAP”) of our common stock on the trading day immediately preceding the date during the Commitment Period that an Advance Notice is deemed delivered (the “Advance Date”), and (ii) in a maximum amount up to the lesser of (a) $500,000, or (b) 50% of the average daily trading value of the common stock during the seven trading days immediately preceding the respective Advance Date (excluding the single highest volume trading day and the single lowest volume trading day from such calculation) multiplied by the lowest VWAP of the common stock during the seven trading days immediately preceding the respective Advance Date (each, an “Advance”). Each Advance is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Equity Purchase Agreement.

The number of Advance Shares then to be purchased by the Investor may not exceed the number of such shares that, when aggregated with all other shares of common stock then owned by the Investor beneficially or deemed beneficially owned by the Investor, would result in the Investor owning more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable pursuant to an Advance Notice.

The Equity Purchase Agreement further provides that we may not issue or sell to the Investor any Advance Shares under the Equity Purchase Agreement in excess of 19.99% of our issued and outstanding common stock on June 30, 2025, until stockholder approval satisfying the requirements of Nasdaq Rule 5635(d) has been obtained and is in effect. We obtained this stockholder approval on June 30, 2025.

We also agreed to pay the Investor a commitment fee equal to $250,000 worth of shares of common stock (“ELOC Commitment Shares”), with the number of ELOC Commitment Shares issued being based on the Nasdaq official closing price of the common stock on June 27, 2025, the trading day immediately prior to the effective date of the Equity Purchase Agreement, in consideration for the Investor’s entry into the Equity Purchase Agreement.

Pursuant to the terms of the Equity Purchase Agreement, we agreed that we will not without the prior written consent of the Investor, enter into an “Equity Line of Credit” or a “Variable Rate Transaction,” as such terms are defined in the Equity Purchase Agreement. The Investor agreed not to engage in any short sale or hedging transactions with respect to the common stock during the term of the Equity Purchase Agreement. We may terminate the Equity Purchase Agreement at any time by written notice to the Investor at least five trading days in advance; provided that there are no outstanding Advance Notices. We and the Investor may also terminate the Equity Purchase Agreement at any time by mutual written consent. In addition, the Equity Purchase Agreement will automatically terminate at the end of the Commitment Period.

Pursuant to the terms of the Equity Purchase Agreement, we agreed that it would also comply with the ELOC Registration Rights Agreement (as hereinafter defined) with respect to the filing and effectiveness deadlines of the ELOC Registration Statement in accordance with the terms of the ELOC Registration Rights Agreement.

We will not issue or sell any shares of common stock to the Investor pursuant to the Equity Purchase Agreement, except for the ELOC Commitment Shares, until and unless the ELOC Registration Statement has been declared effective by the SEC.

The Equity Purchase Agreement also contains customary representations, warranties, indemnification provisions and closing conditions. The representations, warranties and covenants contained in the Equity Purchase Agreement were made only for purposes of the Equity Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

ELOC Registration Rights Agreement

In connection with the execution of the Equity Purchase Agreement, we and the Investor entered into a Registration Rights Agreement dated June 30, 2025 (the “ELOC Registration Rights Agreement”), pursuant to which we agreed to use our commercially reasonable efforts to prepare and file within 30 calendar days from the date of the Equity Purchase Agreement, an initial registration statement covering the resale of all of the shares of common stock which the Investor may acquire (including the Advance Shares and the Commitment Shares) pursuant to the Equity Purchase Agreement (the “ELOC Registration Statement”). We have also agreed to have the ELOC Registration Statement declared effective by the SEC within 90 days from June 30, 2025.

We filed such Registration Statement on Form S-1 (File No: 333-288937) with the SEC on July 25, 2025.

Securities Purchase Agreement

On June 30, 2025, we and the Investor executed a Securities Purchase Agreement (the “Securities Purchase Agreement”). According to the terms of the Securities Purchase Agreement, we agreed to issue to the Investor, and the Investor agreed to purchase from us, 2,000 shares of our Series A Convertible Preferred Stock at a purchase price equal to $1,000 per share ($2,000,000 in the aggregate), with each such share of Series A Convertible Preferred Stock having a stated value of $1,100. The sale of the shares of Series A Convertible Preferred Stock closed on June 30, 2025 (the “Closing”).

In connection with executing the Securities Purchase Agreement, for no additional consideration, at Closing, we issued to the Investor 750,000 shares of common stock (the “SPA Commitment Shares”).

The Investor has the right at any time (subject to certain ownership limitations) to convert all or any portion of the then Series A Convertible Preferred Stock into shares of common stock (the “Conversion Shares”). For additional information regarding the conversion terms of the Series A Convertible Preferred Stock, please see “Series A Convertible Preferred Stock” below.

Pursuant to the Securities Purchase Agreement, we will, at all times, reserve from its authorized and unissued shares of common stock, two times such number of shares of common stock as shall from time to time be sufficient to effectuate the conversion of all outstanding shares of Series A Convertible Preferred Stock.

The Securities Purchase Agreement also contains customary representations, warranties, indemnification provisions and closing conditions. The representations, warranties and covenants contained in the Securities Purchase Agreement were made only for purposes of the Securities Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

SPA Registration Rights Agreement

In connection with the execution of the Securities Purchase Agreement, we and the Investor entered into a registration rights agreement (the “SPA Registration Rights Agreement”), pursuant to which we agreed to file, within 30 calendar days from the date of the Securities Purchase Agreement, an initial registration statement covering the resale of all of the Conversion Shares and SPA Commitment Shares. We have also agreed to have such registration statement declared effective by the SEC within 90 days from June 30, 2025.

Series A Convertible Preferred Stock

On June 30, 2025, we filed a Certificate of Designations of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (“Certificate of Designations”) with the Secretary of State of the State of Delaware. The number of shares of Series A Convertible Preferred Stock designated is 2,000 and each share of Series A Convertible Preferred Stock has a stated value equal to $1,100 (the “Stated Value”).

The Series A Convertible Preferred Stock have no voting rights. However, as long as any shares of Series A Convertible Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designations, (b) increase the number of authorized shares of Series A Convertible Preferred Stock, or (c) enter into any agreement with respect to any of the foregoing.

Upon any liquidation, dissolution or winding-up, whether voluntary or involuntary that is not a Fundamental Transaction (as defined in the Certificate of Designations), a holder of Series A Convertible Preferred Stock (“Holder”) will receive an amount per share equal to the greater of (i) the Stated Value plus all accrued and unpaid Dividends thereon or (ii) the amount that such Holder would receive if such Holder converted all of its shares of Series A Convertible Preferred Stock into common stock immediately prior to such liquidation, dissolution or winding up. If, upon any such liquidation, dissolution or winding up, the assets and funds available for distribution among the Holders of the Series A Convertible Preferred Stock will be insufficient to permit the payment to such Holders of the full preferential amount aforesaid, then the entire assets and funds legally available for distribution will be distributed ratably among the Holders of the Series A Convertible Preferred Stock in proportion to the amount that each such Holder is entitled to receive.

The conversion price in effect on any conversion date will be equal to 90% of the average of the two lowest volume-weighted average prices (the “VWAP”) of the common stock on Nasdaq (or such other national securities exchange on which the common stock is then listed) for the five Trading Days immediately preceding the date of the conversion notice delivered by the Holder of Series A Preferred Stock (the “Conversion Notice Date”), with such VWAP and resulting Conversion Price being subject to equitable adjustments for any stock splits or combinations occurring with respect to the common stock during such measurement period.

Each holder will be entitled to receive dividends of 10% per annum on the Stated Value of each share of Preferred Stock.

We filed such Registration Statement on Form S-1 (File No: 333-288937) with the SEC on July 25, 2025.

Stockholder Approval of Securities Issuances and Reverse Stock Split

On June 30, 2025, the holders of an aggregate of 13,147,393 shares of our common stock, representing approximately 60% of our overall voting power, executed a written consent in lieu of a meeting pursuant to which it approved (i) the issuance of a number of shares of our common stock in excess of 20% of the issued and outstanding shares of common stock as of the date of the execution of the Equity Purchase Agreement and the Securities Purchase Agreement, and the issuance of all shares of common stock pursuant to the Equity Purchase Agreement and the Securities Purchase Agreement, or on conversion of the Series A Convertible Preferred Stock (the “20% Issuance”), (ii) a reverse stock split of our common stock, at a ratio of no less than 1-for-2 and no more than 1-for-30, with such ratio to be determined at the sole discretion of the Board of Directors, and with any fractional shares of common stock resulting therefrom being rounded up to the nearest whole share of common stock (the “Reverse Stock Split”), and (iii) a form of amendment to our Certificate of Incorporation to effectuate the Reverse Stock Split (the “Reverse Stock Split Amendment” and collectively with the 20% Issuance and the Reverse Stock Split, the “Actions”).

Pursuant to rules adopted by the SEC under the Exchange Act, an Information Statement on Schedule 14C (the “Information Statement”) describing the Actions will be filed with the SEC and mailed to our stockholders. None of the Actions may become effective earlier than 20 calendar days following the mailing of the Information Statement.

Financial Overview

For the three months ended June 30, 2025 and 2024, we generated revenues of $4,744,246 and $4,066,388, respectively, and reported a net income (loss) of $1,061,506 and $(2,211,118), respectively.

For the six months ended June 30, 2025 and 2024, we generated revenues of $8,331,272 and $9,113,120, respectively, reported a net loss of $2,075,875 and $3,689,120, respectively, and had cash flows used in operating activities of $2,674,892 and $1,735,744, respectively. As noted in our unaudited consolidated financial statements, as of June 30, 2025, we had an accumulated deficit of $18,231,933.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes our operating results as reflected in our unaudited statements of operations for the three months ended June 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended June 30,
	2025		2024		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues	$4,744,246	100.0%	$4,066,388	100.0%	$677,858	16.7%
Cost of revenues	2,526,651	53.3%	3,260,507	80.2%	(733,856)	-22.5%
Gross profit	2,217,595	46.7%	805,881	19.8%	1,411,714	175.2%

Operating expenses:
Selling expenses	385,622	8.1%	179,408	4.4%	206,214	114.9%
General and administrative expenses	1,563,027	32.9%	2,022,409	49.7%	(459,382)	-22.7%
Research and development expenses	161,481	3.4%	111,268	2.7%	50,213	45.1%
Total operating expenses	2,110,130	44.4%	2,313,085	56.8%	(202,955)	-8.8%

Income (loss) from operations	107,465	2.3%	(1,507,204)	-37.0%	1,614,669	107.1%

Other income (expenses)	950,479	20.0%	(776,077)	-19.1%	1,726,556	222.5%

Income (loss) before income tax benefit	1,057,944	22.3%	(2,283,281)	-56.1%	3,341,225	146.3%

Income tax benefit	(3,562)	-0.1%	(72,163)	-1.8%	(68,601)	-95.1%

Net income (loss)	1,061,506	22.4%	(2,211,118)	-54.3%	3,272,624	148.0%

Less: net loss attributable to non-controlling interests	(38,396)	-0.8%	(260,018)	-6.4%	(221,622)	-85.2%

Net income (loss) attributable to HeartCore Enterprises, Inc.	1,099,902	23.2%	(1,951,100)	-47.9%	3,051,002	156.4%

Dividends accrued on Series A convertible preferred shares	(611)	0.0%	-	0.0%	611	100.0%

Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$1,099,291	23.2%	$(1,951,100)	-47.9%	$3,050,391	156.3%

Revenues

Our total revenues increased by $677,858, or 16.7%, to $4,744,246 for the three months ended June 30, 2025, from $4,066,388 for the three months ended June 30, 2024, primarily attributable to (i) an increased revenue of $1,155,548 from the sale of on-premise software, primarily attributable the Company obtained multiple large orders of CMS license in the current period, while no such comparable large order was obtained in second quarter 2024; (ii) an increased revenue of $134,571 from software as a service (“SaaS”), mainly because the Company put more efforts to expand and promote its traditional SaaS business in Japan during current quarter and obtained more orders, partially offset by (iii) a decreased revenue of $340,279 from customized software development and services in connection with the intense competition of the software market in the U.S.; and (iv) a decreased revenue of $319,396 from software development and other services, mainly as the Company shifted its business strategies to focus more on development and expansion its on-premise software revenue and SaaS revenue in the second quarter 2025, resulting in less resources and efforts were put on software development and other services.

Cost of Revenues

Our total cost of revenues decreased by $733,856, or 22.5%, to $2,526,651 for the three months ended June 30, 2025, from $3,260,507 for the three months ended June 30, 2024, mainly attributable to (i) the decrease of $579,688 in the cost of customized software development and services, which was in light of the decrease in sales in the second quarter 2025 and the decrease was also attributable to Sigmaways cut down its subcontracting cost in the current quarter by ending cooperation with certain costly vendors for cost saving purpose; and (ii) the decrease of $120,475 in the cost of GO IPO consulting services as fewer IPO projects were ongoing when compared with the second quarter 2024, and the Company also improved its operational efficiency in managing of IPO consulting projects, leading to costs decreased.

Gross Profit

Our total gross profit increased by $1,411,714, or 175.2%, to $2,217,595 for the three months ended June 30, 2025, from $805,881 for the three months ended June 30, 2024, mainly attributable to (i) an increase of $1,086,885 in gross profit from sale of on-premises software, as the sale increased dramatically while there was not much change in the corresponding costs as the product was developed independently and fixed, which were not proportional to sales; (ii) an increase of $239,409 in gross profit from customized software development and services, as Sigmaways reduced outsourcing costs by ending cooperation with costly vendors in the second quarter 2025, resulting in costs decreased more than revenue did; and (iii) an increase of $147,654 in gross profit from IPO consulting service, as the Company implement its operational efficiency for consulting revenue with the accumulation of IPO consulting projects experience in the current quarter.

For the reasons discussed above, our overall gross profit margin increased by 26.9%, to 46.7%, for the three months ended June 30, 2025 from 19.8% for the three months ended June 30, 2024.

Selling Expenses

Our selling expenses increased by $206,214, or 114.9%, to $385,622 for the three months ended June 30, 2025 from $179,408 in the three months ended June 30, 2024, primarily attributable to an increase of $224,138 in sales salaries, commissions and welfare, resulting from the employee restructuring in late 2024 by transferring certain administrative and management department employees to sales department to promote selling activities for software business in Japan.

As a percentage of revenues, our selling expenses accounted for 8.1% and 4.4% of our total revenues for the three months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $459,382, or 22.7%, to $1,563,027 for the three months ended June 30, 2025 from $2,022,409 in the three months ended June 30, 2024, primarily attributable to (i) a decrease of $169,503 in depreciation and amortization expenses, primarily because we fully impaired intangible asset arose from acquisition of Sigmaways at the end of last fiscal year, resulting in no amortization expenses were recorded in current quarter; and (ii) a decrease of $284,619 in consultant and professional service fees, mainly because we incurred broker fees in connection with termination of the IPO consulting services in the second quarter 2024, while no such expenses incurred in the current quarter.

As a percentage of revenues, general and administrative expenses were 32.9% and 49.7% of our revenues for the three months ended June 30, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development expenses increased by $50,213, or 45.1%, to $161,481 in the three months ended June 30, 2025, from $111,268 in the three months ended June 30, 2024, primarily attributable to an increase of $82,419 in salaries and welfare expenses for the employees assigned to the development of a new product, Global CMS, which started in late 2024, offset by a decrease of $32,016 in outsourcing costs due to the expiration of certain outsourcing contracts in the current period.

As a percentage of revenues, research and development expenses were 3.4% and 2.7% of our revenues for the three months ended June 30, 2025 and 2024, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, interest income generated from bank deposits, interest expenses for bank loans, other income and other expenses. Total other expenses, net, of $776,077 for the three months ended June 30, 2024 increased by $1,726,556, or 222.5%, to total other income, net, of $950,479 for the three months ended June 30, 2025, primarily attributable to (i) an increase of $1,048,958 in changes in fair value of investments in marketable securities due to fluctuations in stock price of investees; and (ii) an increase of $683,101 in changes in fair value of investment in warrants due to fair value measurement.

Income Tax Benefit

Income tax benefit was $3,562 for the three months ended June 30, 2025, representing a decrease of $68,601, or 95.1%, from income tax benefit of $72,163 in the three months ended June 30, 2024, mainly because we recognized deferred income tax benefit in connection with amortization expense for intangible asset raised from acquisition of Sigmaways in the three months ended June 30, 2024, whereas, the intangible asset was fully impaired in the fourth quarter of 2024, and thus no such deferred income tax benefit recorded in current quarter.

Net Income (Loss)

As a result of the foregoing, we reported a net income of $1,061,506 for the three months ended June 30, 2025, representing a $3,272,624, or 148.0%, increase from a net loss of $2,211,118 for the three months ended June 30, 2024.

Net Loss Attributable to Non-controlling Interests

During the three months ended June 30, 2025 and 2024, we owned a 51% equity interest of Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to the non-controlling interests of $38,396 and $260,018 in the three months ended June 30, 2025 and 2024, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. of $1,099,902 for the three months ended June 30, 2025, representing a $3,051,002, or 156.4%, increase from a net loss attributable to HeartCore Enterprises, Inc. of $1,951,100 for the three months ended June 30, 2024.

Dividends Accrued on Series A Convertible Preferred Shares

During the three months ended June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends of $611 on Series A convertible preferred shares.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. common shareholders of $1,099,291 for the three months ended June 30, 2025, representing a $3,050,391, or 156.3%, increase from a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $1,951,100 for the three months ended June 30, 2024.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our operating results as reflected in our unaudited statements of operations for the six months ended June 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Six Months Ended June 30,
	2025		2024		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues	$8,331,272	100.0%	$9,113,120	100.0%	$(781,848)	-8.6%
Cost of revenues	5,013,393	60.2%	6,275,050	68.9%	(1,261,657)	-20.1%
Gross profit	3,317,879	39.8%	2,838,070	31.1%	479,809	16.9%

Operating expenses:
Selling expenses	676,782	8.1%	399,115	4.4%	277,667	69.6%
General and administrative expenses	3,492,415	41.9%	4,428,712	48.6%	(936,297)	-21.1%
Research and development expenses	285,374	3.4%	200,402	2.2%	84,972	42.4%
Total operating expenses	4,454,571	53.4%	5,028,229	55.2%	(573,658)	-11.4%

Loss from operations	(1,136,692)	-13.6%	(2,190,159)	-24.1%	(1,053,467)	-48.1%

Other expenses	(886,109)	-10.6%	(1,651,291)	-18.1%	(765,182)	-46.3%

Loss before income tax expense (benefit)	(2,022,801)	-24.2%	(3,841,450)	-42.2%	(1,818,649)	-47.3%

Income tax expense (benefit)	53,074	0.7%	(152,330)	-1.7%	205,404	134.8%

Net loss	(2,075,875)	-24.9%	(3,689,120)	-40.5%	(1,613,245)	-43.7%

Less: net loss attributable to non-controlling interests	(88,785)	-1.1%	(404,670)	-4.4%	(315,885)	-78.1%

Net loss attributable to HeartCore Enterprises, Inc.	(1,987,090)	-23.8%	(3,284,450)	-36.1%	(1,297,360)	-39.5%

Dividends accrued on Series A convertible preferred shares	(611)	0.0%	-	0.0%	611	100.0%

Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(1,987,701)	-23.8%	$(3,284,450)	-36.1%	$(1,296,749)	-39.5%

Revenues

Our total revenues decreased by $781,848, or 8.6%, to $8,331,272 for the six months ended June 30, 2025, from $9,113,120 for the six months ended June 30, 2024, primarily attributable to (i) a decreased revenue of $677,091 from customized software development and services in connection with a slowdown in revenue of Sigmaways, driven by intensified competition in the U.S. software market; (ii) a decreased revenue of $302,759 from GO IPO consulting services mainly due to fewer ongoing IPO consulting projects in the six months ended June 30, 2025 when compared with same period in last fiscal year; (iii) a decreased revenue of $341,497 from software development and other services, mainly as the Company shifted its business strategies to focus more on development and expansion its on-premise software revenue and SaaS revenue in the six months ended June 30, 2025, resulting in less resources and efforts were put on software development and other services, partially offset by (iv) an increased revenue of $411,694 from sale on-premise software, primarily because the Company obtained several large CMS license orders in the current period.

Cost of Revenues

Our total cost of revenues decreased by $1,261,657, or 20.1%, to $5,013,393 for the six months ended June 30, 2025, from $6,275,050 for the six months ended June 30, 2024, mainly attributable to (i) the decrease of $954,627 in the cost of customized software development and services, which was in light of the decrease in sales and the decrease was also attributable to Sigmaways cut down its subcontracting cost in the current quarter by ending cooperation with certain costly vendors for cost saving purpose; and (ii) the decrease of $346,943 in the cost of GO IPO consulting services as fewer IPO projects were ongoing in the six months ended June 30, 2025 when compared with the six months ended June 30, 2024, and the Company also improved its operational efficiency in managing of IPO consulting projects, leading to costs decreased.

Gross Profit

Our total gross profit increased by $479,809, or 16.9%, to $3,317,879 for the six months ended June 30, 2025, from $2,838,070 for the six months ended June 30, 2024, mainly attributable to (i) an increase of $335,670 in gross profit from sale of on-premises software, as sales rose significantly while related costs remained largely unchanged since the product was independently developed with fixed costs not proportional to sales; (ii) an increase of $277,536 in gross profit from customized software development and services, as Sigmaways reduced outsourcing costs by ending cooperation with costly vendors in the current period, resulting in costs decreased more than revenue did; and (iii) an increase of $190,583 in gross profit from SaaS in light of the increase in corresponding revenue, partially offset by (iv) a decrease of $313,105 in gross profit from software development and other services in light of the decrease in corresponding revenue.

For the reasons discussed above, our overall gross profit margin increased by 8.7%, to 39.8%, for the six months ended June 30, 2025, from 31.1% for the six months ended June 30, 2024.

Selling Expenses

Our selling expenses increased by $277,667, or 69.6%, to $676,782 for the six months ended June 30, 2025, from $399,115 in the six months ended June 30, 2024, primarily attributable to an increase of $321,760 in sales salaries, commissions and welfare, resulting from the employee restructuring in late 2024 by transferring certain administrative and management department employees to sales department to promote selling activities for software business in Japan.

As a percentage of revenues, our selling expenses accounted for 8.1% and 4.4% of our total revenues for the six months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $936,297, or 21.1%, to $3,492,415 for the six months ended June 30, 2025, from $4,428,712 in the six months ended June 30, 2024, primarily attributable to (i) a decrease of $274,084 in salaries and welfare expenses, mainly resulting from the employee restructuring in late 2024 as mentioned above; (ii) a decrease of $329,377 in depreciation and amortization expenses, primarily because we fully impaired intangible asset arose from the acquisition of Sigmaways at the end of the 2024 fiscal year, resulting in no amortization expenses recorded in current period; and (iii) a decrease of $292,771 in consultant and professional service fees, mainly because we incurred broker fees in connection with termination of the IPO consulting services in the six months ended June 30, 2024, while no such expenses incurred in the current period.

As a percentage of revenues, general and administrative expenses were 41.9% and 48.6% of our revenues for the six months ended June 30, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development expenses increased by $84,972, or 42.4%, to $285,374 in the six months ended June 30, 2025, from $200,402 in the six months ended June 30, 2024, primarily attributable to an increase of $161,767 in salaries and welfare expenses for the employees assigned to the development of a new product, Global CMS, which started in late 2024, partially offset by a decrease of $76,266 in outsourcing costs due to the expiration of certain outsourcing contracts in the current period.

As a percentage of revenues, research and development expenses were 3.4% and 2.2% of our revenues for the six months ended June 30, 2025 and 2024, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, interest income generated from bank deposits, interest expenses for bank loans, other income and other expenses. Total other expenses, net, of $1,651,291 for the six months ended June 30, 2024 decreased by $765,182, or 46.3%, to total other expenses, net, of $886,109 for the six months ended June 30, 2025, primarily attributable to (i) a decrease of $1,310,367 in changes in fair value of investment in warrants due to fair value measurement, partially offset by (ii) an increase of $498,624 in changes in fair value of investments in marketable securities due to fluctuations in stock price of investees.

Income Tax Expense (Benefit)

Income tax expense was $53,074 for the six months ended June 30, 2025, representing an increase of $205,404, or 134.8%, from income tax benefit of $152,330 for the six months ended June 30, 2024, mainly because we recognized deferred income tax benefit in connection with amortization expense for intangible asset raised from the acquisition of Sigmaways in the six months ended June 30, 2024, whereas the intangible asset was fully impaired in the fourth quarter of 2024, and thus no such deferred income tax benefit recorded in current period. Meanwhile, the income tax expenses incurred in the six months ended June 30, 2025 was mainly attributable to the decrease of deferred tax assets due to various revenue and expenses adjustments.

Net Loss

As a result of the foregoing, we reported a net loss of $2,075,875 for the six months ended June 30, 2025, representing a $1,613,245, or 43.7%, decrease from a net loss of $3,689,120 for the six months ended June 30, 2024.

Net Loss Attributable to Non-controlling Interests

During the six months ended June 30, 2025 and 2024, we owned a 51% equity interest of Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to the non-controlling interests of $88,785 and $404,670 in the six months ended June 30, 2025 and 2024, respectively.

Net Loss Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,987,090 for the six months ended June 30, 2025, representing a $1,297,360, or 39.5%, decrease from a net loss attributable to HeartCore Enterprises, Inc. of $3,284,450 for the six months ended June 30, 2024.

Dividends Accrued on Series A Convertible Preferred Shares

In the six months ended June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends of $611 on Series A convertible preferred shares.

Net Loss Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $1,987,701 for the six months ended June 30, 2025, representing a $1,296,749, or 39.5%, decrease from a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $3,284,450 for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $2,347,622 in cash and cash equivalents, as compared to $2,121,089 as of December 31, 2024. We also had $3,000,337 in accounts receivable as of June 30, 2025. Our accounts receivable primarily include the balance due from customers for our on-premise software sold and services provided and accepted by customers, as well as amounts billable to the customers for customized software development and services.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
Net cash flows used in operating activities	$(2,674,892)	$(1,735,744)
Net cash flows provided by investing activities	1,091,636	5,546,823
Net cash flows provided by (used in) financing activities	1,770,767	(874,136)
Effect of exchange rate changes	39,022	(143,073)
Net change in cash and cash equivalents	226,533	2,793,870
Cash and cash equivalents, beginning of the period	2,121,089	1,012,479
Cash and cash equivalents, end of the period	$2,347,622	$3,806,349

Operating Activities

Net cash flows used in operating activities was $2,674,892 for the six months ended June 30, 2025, primarily consisting of the following:

●	Net loss of $2,075,875 for the six months ended June 30, 2025.

●	An increase of $1,145,166 in accounts receivable due to increased sale of on-premise software in the current period.

●	A decrease of $320,566 in accounts payable and accrued expenses as we continuously paid off such liabilities and decreased purchases to save operating expenses.

●	A decrease of $282,704 in deferred revenue, due to more revenue was recognized than the upfront payment received in the current period.

●	Offset by a loss of $928,955 on fair value changes in investments in marketable securities.

●	Offset by non-cash lease expense of $163,354.

Investing Activities

Net cash flows provided by investing activities amounted to $1,091,636 for the six months ended June 30, 2025, primarily attributable to the proceeds of $1,071,732 received from sale of marketable securities.

Financing Activities

Net cash flows provided by financing activities amounted to $1,770,767 for the six months ended June 30, 2025, primarily attributable to the proceeds of $1,800,000 received from issuance of Series A convertible preferred stock and common shares related to Securities Purchase Agreement after net against related share issuance costs.

Contractual Obligations

Lease Commitment

We entered into operating leases for office space with terms ranging from two to fifteen years, and a finance lease for vehicle with the term of five years.

As of June 30, 2025, future minimum lease payments under the non-cancelable lease agreements are as follows:

Year Ended December 31,	Finance Lease	Operating Leases
Remaining of 2025	$9,151	$165,586
2026	18,302	293,770
2027	18,302	293,770
2028	12,201	287,511
2029	-	285,425
Thereafter	-	663,320
Total lease payments	57,956	1,989,382
Less: imputed interest	(1,205)	(85,118)
Total lease liabilities	56,751	1,904,264
Less: current portion	(17,666)	(290,886)
Non-current lease liabilities	$39,085	$1,613,378

Debts

The Company’s debts included long-term debts borrowed from banks and financial institutions.

As of June 30, 2025, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2025	$168,363
2026	388,783
2027	416,931
2028	183,938
2029	27,926
Thereafter	304,723
Total	$1,490,664

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. These financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the unaudited consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We believe there are no critical accounting policies and estimates for the six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2025, the Company issued to Crom 485,437 shares of common stock, representing the ELOC Commitment Shares, pursuant to the Equity Purchase Agreement.

Also on June 30, 2025, pursuant to the Securities Purchase Agreement with Crom, the Company issued to Crom 2,000 shares of the Company’s Series A convertible preferred stock at a purchase price equal to $1,000 per share, or $2,000,000 in the aggregate.

In addition, in connection with executing the Securities Purchase Agreement, on June 30, 2025, the Company issued to Crom 750,000 shares of common stock, representing the SPA Commitment Shares, for no additional consideration.

The above shares were issued to an accredited investor without registration under the Securities Act, based upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The issuances did not involve any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	HeartCore Enterprises, Inc. Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on July 7, 2025).
10.1	Consulting and Services Agreement, dated as of May 30, 2025, by and between the registrant and tmsuk Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2025).
10.2	OEM Sales Agreement, dated as of June 23, 2025, by and between HeartCore Co., Ltd. and Silver Egg Technology CO., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025).
10.3	Equity Purchase Agreement, dated June 30, 2025, by and between HeartCore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on July 7, 2025).
10.4	Registration Rights Agreement for Advance Shares, dated June 30, 2025, by and between HeartCore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on July 7, 2025).
10.5	Securities Purchase Agreement, dated June 30, 2025, by and between HeartCore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on July 7, 2025).
10.6	Registration Rights Agreement for Conversion Shares, dated June 30, 2025 by and between HeartCore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on July 7, 2025).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: August 13, 2025	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: August 13, 2025	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)