Form 10-Q
period 2025-09-30
HeartCore Enterprises, Inc.
filed 2025-11-18
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 18, 2025, there were 25,419,807 shares of outstanding common stock of the registrant.

HeartCore Enterprises, Inc.

i

ITEM 1. FINANCIAL STATEMENTS

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,451,019	$1,973,810
Accounts receivable	1,107,187	1,030,243
Investments in marketable securities	2,903,815	4,495,703
Investment in warrants	598,380	-
Prepaid expenses	144,048	131,325
Current portion of long-term note receivable	200,000	100,000
Deferred offering costs	250,000	-
Other current assets	133,056	136,217
Current assets of discontinued operations	5,824,649	1,550,067
Total current assets	12,612,154	9,417,365

Non-current assets:
Property and equipment, net	319,361	475,697
Operating lease right-of-use assets	29,386	172,594
Long-term investment in warrants	354,950	577,786
Long-term note receivable	-	100,000
Deferred tax assets	3,914	31,575
Security deposits	6,578	108,880
Other non-current assets	10,828	11,715
Non-current assets of discontinued operations	-	3,069,422
Total non-current assets	725,017	4,547,669

Total assets	$13,337,171	$13,965,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,333,724	$1,637,108
Accounts payable and accrued expenses – related party	25,507	47,199
Accrued payroll and other employee costs	382,087	273,115
Due to related party	-	885
Short-term debt – related party	70,900	75,000
Current portion of long-term debts	49,479	46,382
Insurance premium financing	52,823	16,626
Factoring liability	228,310	172,394
Operating lease liabilities, current	20,400	134,910
Finance lease liabilities, current	17,349	15,956
Income tax payables	716,253	818,030
Deferred revenue	472,830	751,251
Derivative liability	245,820	-
Other current liabilities	654,606	589,762
Current liabilities of discontinued operations	4,735,007	2,843,104
Total current liabilities	9,005,095	7,421,722

Non-current liabilities:
Long-term debts	461,433	498,706
Operating lease liabilities, non-current	12,126	41,530
Finance lease liabilities, non-current	33,899	43,593
Asset retirement obligations	-	72,463
Non-current liabilities of discontinued operations	-	2,425,005
Total non-current liabilities	507,458	3,081,297

Total liabilities	9,512,553	10,503,019

Shareholders’ equity:
Preferred shares, $0.0001 par value, 20,000,000 shares authorized; Series A convertible preferred shares, 2,000 and no shares designated, issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $2,256,833 and nil as of September 30, 2025 and December 31, 2024, respectively	1,360,586	-
Common shares, $0.0001 par value, 200,000,000 shares authorized, 23,310,770 and 21,937,987 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,331	2,193
Subscription receivable	-	(103,942)
Additional paid-in capital	21,269,122	20,656,153
Accumulated deficit	(17,797,861)	(16,244,843)
Accumulated other comprehensive income	357,275	343,936
Total HeartCore Enterprises, Inc. shareholders’ equity	5,191,453	4,653,497
Non-controlling interests	(1,366,835)	(1,191,482)
Total shareholders’ equity	3,824,618	3,462,015

Total liabilities and shareholders’ equity	$13,337,171	$13,965,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,990,329	$16,240,865	$7,052,799	$21,270,891
Cost of revenues (including cost of revenues resulting from transactions with a related party of $61,078 and $117,601 for the three and nine months ended September 30, 2025, respectively, and of $101,452 and $126,569 for the three and nine months ended September 30, 2024, respectively)	1,521,920	2,230,749	4,453,735	6,208,885
Gross profit	1,468,409	14,010,116	2,599,064	15,062,006

Operating expenses:
Selling expenses	94,718	162,372	338,615	518,627
General and administrative expenses (including general and administrative expenses resulting from transactions with a related party of nil and $29,048 for the three and nine months ended September 30, 2025, respectively, and of $17,474 and $23,947 for the three and nine months ended September 30, 2024, respectively)	1,384,838	1,443,014	4,119,851	4,802,530
Research and development expenses	-	63,709	-	172,140
Total operating expenses	1,479,556	1,669,095	4,458,466	5,493,297

Income (loss) from continuing operations	(11,147)	12,341,021	(1,859,402)	9,568,709

Other income (expenses):
Changes in fair value of investments in marketable securities	20,539	122,272	(908,416)	(308,059)
Changes in fair value of investments in warrants	(146,769)	2,869,407	(74,109)	1,631,700
Loss on sale of warrants	-	(3,970,628)	-	(3,970,628)
Changes in fair value of derivative liability	(9,679)	-	(9,679)	-
Interest income	1,046	10,177	4,525	13,280
Interest expenses	(21,083)	(26,057)	(66,640)	(85,275)
Other income	40,332	12,979	63,327	26,336
Other expenses	(6,988)	(49,854)	(7,901)	(70,246)
Total other expenses	(122,602)	(1,031,704)	(998,893)	(2,762,892)
Income (loss) from continuing operations before income tax expense	(133,749)	11,309,317	(2,858,295)	6,805,817
Income tax expense	3,373	189,725	54,886	100,475
Net income (loss) from continuing operations	(137,122)	11,119,592	(2,913,181)	6,705,342
Income (loss) from discontinued operations, net of income tax	488,297	(302,662)	1,188,481	422,468
Net income (loss)	351,175	10,816,930	(1,724,700)	7,127,810
Less: net loss attributable to non-controlling interests	(82,897)	(240,876)	(171,682)	(645,546)
Net income (loss) attributable to HeartCore Enterprises, Inc.	434,072	11,057,806	(1,553,018)	7,773,356
Dividends accrued on Series A convertible preferred shares	(56,222)	-	(56,833)	-
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$377,850	$11,057,806	$(1,609,851)	$7,773,356

Other comprehensive income (loss):
Foreign currency translation adjustment	(38,370)	65,503	9,668	51,678
Total comprehensive income (loss)	312,805	10,882,433	(1,715,032)	7,179,488
Less: comprehensive loss attributable to non-controlling interests	(85,418)	(241,913)	(175,353)	(654,384)
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$398,223	$11,124,346	$(1,539,679)	$7,833,872

Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share
Basic	$(0.00)	$0.54	$(0.12)	$0.35
Diluted	$(0.00)	$0.54	$(0.12)	$0.35
Income (loss) from discontinued operations per common share
Basic	$0.02	$(0.01)	$0.05	$0.02
Diluted	$0.02	$(0.01)	$0.04	$0.02
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share
Basic	$0.02	$0.53	$(0.07)	$0.37
Diluted	$0.02	$0.53	$(0.07)	$0.37
Weighted average common shares outstanding
Basic	23,310,770	20,864,144	22,489,677	20,861,012
Diluted	28,155,306	20,864,144	27,153,162	20,861,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Preferred Shares		Common Shares			Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of		Number of		Subscription	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2024	-	$-	21,937,987	$2,193	$(103,942)	$20,656,153	$(16,244,843)	$343,936	$4,653,497	$(1,191,482)	$3,462,015
Net loss	-	-	-	-	-	-	(3,086,992)	-	(3,086,992)	(50,389)	(3,137,381)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(9,251)	(9,251)	1,237	(8,014)
Issuance of common shares related to at the market offering agreement	-	-	15,892	2	-	30,443	-	-	30,445	-	30,445
Collection of subscription receivable	-	-	-	-	103,942	-	-	-	103,942	-	103,942
Exercise of stock options	-	-	100,000	10	-	116,990	-	-	117,000	-	117,000
Stock-based compensation	-	-	21,454	2	-	32,278	-	-	32,280	-	32,280
Balance, March 31, 2025	-	-	22,075,333	2,207	-	20,835,864	(19,331,835)	334,685	1,840,921	(1,240,634)	600,287
Net income (loss)	-	-	-	-	-	-	1,099,902	-	1,099,902	(38,396)	1,061,506
Foreign currency translation adjustment	-	-	-	-	-	-	-	58,439	58,439	(2,387)	56,052
Issuance of Series A convertible preferred shares	2,000	1,360,586	-	-	-	-	-	-	1,360,586	-	1,360,586
Issuance of common shares related to securities purchase agreement	-	-	750,000	75	-	203,198	-	-	203,273	-	203,273
Issuance of common shares related to equity purchase agreement	-	-	485,437	49	-	249,951	-	-	250,000	-	250,000
Dividends accrued on Series A convertible preferred shares	-	-	-	-	-	(611)	-	-	(611)	-	(611)
Stock-based compensation	-	-	-	-	-	27,924	-	-	27,924	-	27,924
Balance, June 30, 2025	2,000	1,360,586	23,310,770	2,331	-	21,316,326	(18,231,933)	393,124	4,840,434	(1,281,417)	3,559,017
Net income (loss)	-	-	-	-	-	-	434,072	-	434,072	(82,897)	351,175
Foreign currency translation adjustment	-	-	-	-	-	-	-	(35,849)	(35,849)	(2,521)	(38,370)
Dividends accrued on Series A convertible preferred shares	-	-	-	-	-	(56,222)	-	-	(56,222)	-	(56,222)
Stock-based compensation	-	-	-	-	-	9,018	-	-	9,018	-	9,018
Balance, September 30, 2025	2,000	$1,360,586	23,310,770	$2,331	$-	$21,269,122	$(17,797,861)	$357,275	$5,191,453	$(1,366,835)	$3,824,618

	Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.	Non-	Total
	Number of		Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Equity
Balance, December 31, 2023	20,842,690	$2,083	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	(1,333,350)	-	(1,333,350)	(144,652)	(1,478,002)
Foreign currency translation adjustment	-	-	-	-	15,206	15,206	(4,911)	10,295
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	67,195	67,195
Stock-based compensation	21,454	2	91,710	-	-	91,712	-	91,712
Balance, March 31, 2024	20,864,144	2,085	19,686,511	(16,096,819)	347,087	3,938,864	2,419,150	6,358,014
Net loss	-	-	-	(1,951,100)	-	(1,951,100)	(260,018)	(2,211,118)
Foreign currency translation adjustment	-	-	-	-	(21,230)	(21,230)	(2,890)	(24,120)
Distribution of dividends	-	-	(417,283)	-	-	(417,283)	-	(417,283)
Stock-based compensation	-	-	56,042	-	-	56,042	-	56,042
Balance, June 30, 2024	20,864,144	2,085	19,325,270	(18,047,919)	325,857	1,605,293	2,156,242	3,761,535
Net income (loss)	-	-	-	11,057,806	-	11,057,806	(240,876)	10,816,930
Foreign currency translation adjustment	-	-	-	-	66,540	66,540	(1,037)	65,503
Distribution of dividends	-	-	(417,283)	-	-	(417,283)	-	(417,283)
Stock-based compensation	-	-	89,072	-	-	89,072	-	89,072
Balance, September 30, 2024	20,864,144	$2,085	$18,997,059	$(6,990,113)	$392,397	$12,401,428	$1,914,329	$14,315,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,724,700)	$7,127,810
Income from discontinued operations, net of income tax	1,188,481	422,468
Net income (loss) from continuing operations	(2,913,181)	6,705,342
Adjustments to reconcile net income (loss) from continuing operations to net cash flows used in operating activities of continuing operations:
Depreciation and amortization expenses	36,994	532,958
Loss on disposal of property and equipment	116,981	1,798
Non-cash lease expense	52,843	93,554
Gain on termination of lease	(9,059)	-
Deferred income taxes	29,680	(133,875)
Stock-based compensation	69,222	236,826
Marketable securities received as noncash consideration	-	(572,010)
Warrants received as noncash consideration	(837,913)	(12,969,683)
Changes in fair value of investments in marketable securities	908,416	308,059
Changes in fair value of investments in warrants	74,109	(1,631,700)
Loss on sale of warrants	-	3,970,628
Changes in fair value of derivative liability	9,679	-
Gain on settlement of asset retirement obligations	(45,873)	-
Changes in assets and liabilities:
Accounts receivable	(77,103)	85,152
Prepaid expenses	127,401	(160,556)
Other assets	116,399	126,017
Accounts payable and accrued expenses	(304,033)	34,385
Accounts payable and accrued expenses – related party	(20,386)	28,315
Accrued payroll and other employee costs	106,123	21,942
Due to related party	(884)	-
Operating lease liabilities	(44,571)	(98,223)
Income tax payables	(105,064)	20,481
Deferred revenue	(278,421)	(55,047)
Other liabilities	7,683	428,522
Net cash flows used in operating activities of continuing operations	(2,980,958)	(3,027,115)

Cash flows from investing activities of continuing operations:
Purchase of investment in SAFE	-	(75,000)
Net proceeds from sale of warrants	-	5,640,000
Proceeds from sale of marketable securities	1,071,732	-
Net cash flows provided by investing activities of continuing operations	1,071,732	5,565,000

Cash flows from financing activities of continuing operations:
Payments for finance lease	(12,692)	(12,321)
Repayment of related party debt	(4,100)	-
Repayment of long-term debts	(34,176)	(24,485)
Repayment of insurance premium financing	(103,303)	(107,297)
Net proceeds from factoring arrangement	55,916	-
Net repayment of factoring arrangement	-	(257,295)
Capital contribution from non-controlling shareholder	-	67,195
Distribution of dividends	-	(834,566)
Proceeds from issuance of common shares related to at the market offering agreement	30,445	-
Proceeds from collection of subscription receivable	103,942	-
Proceeds from exercise of stock options	117,000	-
Proceeds from issuance of Series A convertible preferred shares and common shares related to securities purchase agreement, net of share issuance costs	1,800,000	-
Net cash flows provided by (used in) financing activities of continuing operations	1,953,032	(1,168,769)

Cash flows from discontinued operations:
Net cash flows provided by (used in) operating activities of discontinued operations	127,672	(747,399)
Net cash flows provided by investing activities of discontinued operations	29,222	27,323
Net cash flows used in financing activities of discontinued operations	(323,630)	(360,672)
Net cash flows used in discontinued operations	(166,736)	(1,080,748)

Effect of exchange rate changes	26,577	(68,730)

Net change in cash and cash equivalents	(96,353)	219,638
Cash and cash equivalents – beginning of the period	2,121,089	1,012,479
Cash and cash equivalents – end of the period	$2,024,736	$1,232,117

Supplemental cash flow disclosures:
Interest paid	$88,321	$104,880
Income taxes paid	$131,118	$201,035

Non-cash investing and financing transactions:
Insurance premium financing	$139,500	$172,689
Warrants converted to marketable securities	$388,260	$6,443,276
Issuance of common shares related to equity purchase agreement	$250,000	$-
Dividends accrued on Series A convertible preferred shares	$56,833	$-

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

The share exchange on July 16, 2021 has been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled these two entities before and after the transaction. The consolidation of HeartCore USA and its subsidiary has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the earliest period presented in the unaudited consolidated financial statements.

HeartCore USA, via its wholly-owned operating subsidiary, HeartCore Japan, is mainly engaged in the business of developing and sales of comprehensive software. Beginning from early 2022, HeartCore USA is engaged in the business of providing consulting services to Japanese companies with intention to go public in the United States capital market.

On September 6, 2022, HeartCore USA entered into a share exchange and purchase agreement to acquire 51% of the outstanding shares of Sigmaways, Inc. (“Sigmaways”), a company incorporated under the laws of the State of California in April 2006, and its wholly-owned subsidiaries, Sigmaways B.V. and Sigmaways Technologies Ltd. (“Sigmaways Technologies”). Sigmaways B.V. was incorporated in Netherlands in November 2019. Sigmaways Technologies was incorporated in Canada in August 2020. Sigmaways and its wholly-owned subsidiaries are primarily engaged in the business of providing software development and other services in the United States. The acquisition was closed on February 1, 2023.

In January 2023, HeartCore USA incorporated a wholly-owned subsidiary, HeartCore Financial, Inc. (“HeartCore Financial”), under the laws of the State of Delaware. HeartCore Financial is engaged in the business of providing consulting services.

In November 2023, HeartCore Japan established a 51% owned subsidiary in Vietnam, HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), which is engaged in the business of providing software development and other services. HeartCore Luvina started its operations from February 2024. In October 2025, HeartCore Japan transferred 51% of the outstanding shares of HeartCore Luvina to HeartCore USA.

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office (“HeartCore Financial – Japan”), in Japan. HeartCore Financial – Japan is engaged in the business of providing consulting services.

On July 24, 2025, the Board of Directors approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The sale of HeartCore Japan represents a strategic shift that has or will have a major impact on the results of operations and has been accounted for as a discontinued operation (see NOTE 16). The sale transaction was closed on October 31, 2025.

In October 2025, HeartCore USA incorporated a wholly-owned subsidiary, Higgs Field Co., Ltd. (“Higgs Field”), in Japan. Higgs Field is engaged in the business of providing business and management consulting services.

HeartCore USA, HeartCore Japan, Sigmaways, Sigmaways B.V., Sigmaways Technologies, HeartCore Financial, HeartCore Luvina, HeartCore Financial – Japan and Higgs Field are hereafter referred to as the “Company” unless specific reference is made to an entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has presented the assets and liabilities of HeartCore Japan and its results of operations and cash flows as discontinued operations in the unaudited consolidated financial statements as of and for all periods presented. All footnotes exclude balances and activities of HeartCore Japan unless otherwise noted. All significant intercompany accounts and transactions have been eliminated.

These unaudited interim consolidated financial statements do not include all of the information and disclosures required by the U.S. GAAP for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful life of property and equipment, impairment of long-lived assets, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations, valuation of investments in warrants, revenue recognition with respect to fair value of noncash consideration and allocation of transaction price, and valuation of derivative liability. Actual results could differ from those estimates.

Investments in Warrants

Investments in warrants represent stock warrants earned from its consulting service customers. The warrants are measured at fair value and any changes in fair value are recognized in other income (expenses). Investments in warrants is classified as long-term if the warrants are exercisable over one year after the date of receipt.

Investments in Marketable Securities

Investments in marketable securities represent equity securities registered for public sale with readily determinable fair value. The marketable securities are obtained through stocks of its customers received as noncash consideration from consulting services and through exercise of stock warrants of its consulting service customers and measured at fair value with any changes in fair value recognized in other income (expenses).

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three and nine months ended September 30, 2025 and 2024.

Foreign Currency Translation

The functional currency of HeartCore Japan, HeartCore Financial – Japan and Higgs Field is the Japanese Yen (“JPY”). The functional currency of HeartCore USA, HeartCore Financial and Sigmaways is the United States Dollar (“US$”). The functional currency of Sigmaways B.V. is the Euro (“EUR”). The functional currency of Sigmaways Technologies is the Canada Dollar (“CAD”). The functional currency of HeartCore Luvina is the Vietnam Dong (“VND”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited consolidated statements of operations and comprehensive income (loss).

The reporting currency of the Company is the US$, and the unaudited consolidated financial statements have been expressed in US$. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rates on the balance sheet dates. Revenues and expenses are translated at average rates prevailing during the periods. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the unaudited consolidated statements of changes in shareholders’ equity.

Revenue Recognition

The Company recognizes revenues under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenues when (or as) the Company satisfies a performance obligation. Revenues amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales are calculated at 10% of gross sales in Japan and Vietnam, 5% of gross sales in Canada, 21% of gross sales in Netherlands and nil of gross sales in the United States.

The Company currently generates its revenues from the following main sources:

Revenues from Software Development Services

The Company provides customers with software development and support services pursuant to their specific requirements, which primarily compose of consulting, integration, training, custom application and workflow development. The Company recognizes revenues at a point in time when control is transferred to the customers and the Company is entitled to the payment, which is when the promised services are delivered and accepted by the customers.

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

Revenues from Consulting Services

The Company provides public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting services contracts normally include both cash and noncash considerations. Cash consideration is paid in installment payments and is recognized in revenues over the period of the contract by reference to progress toward complete satisfaction of that performance obligation. Noncash consideration is in the form of stocks and warrants of the customers and is measured at fair value at contract inception. Noncash consideration that is variable for reasons other than only the form of the consideration is included in the transaction price, but is subject to the constraint on variable consideration. The Company assesses the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal of cumulative revenues recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Only when the significant revenues reversal is concluded probable of not occurring can variable consideration be included in revenues. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the variable noncash consideration is recognized in revenues until the underlying uncertainties have been resolved.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company determines that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amounts of revenues recognized during the nine months ended September 30, 2025 and 2024 that were included in the opening deferred revenue balances were approximately $0.6 million and $0.6 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by revenue stream types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from software development services	$9,008	$113,011	$25,383	$117,092
Revenues from customized software development and services	1,738,336	2,243,504	5,360,897	6,543,156
Revenues from consulting services	1,242,985	13,884,350	1,666,519	14,610,643
Total revenues	$2,990,329	$16,240,865	$7,052,799	$21,270,891

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

For the three and nine months ended September 30, 2025 and 2024, customers account for 10% or more of the Company’s revenues are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	27.0%	*	12.1%	*
Customer B	20.9%	*	25.8%	*
Customer C	*	80.4%	*	62.6%

As of September 30, 2025 and December 31, 2024, customers account for 10% or more of the Company’s accounts receivable are as follows:

	September 30,	December 31,
	2025	2024
Customer B	18.1%	13.2%
Customer D	13.2%	14.2%
Customer E	12.5%	13.4%
Customer F	*	22.9%
Customer G	*	10.8%

For the three and nine months ended September 30, 2025 and 2024, vendor accounts for 10% or more of the Company’s purchases is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Vendor A	10.5%	*	*	*

As of September 30, 2025 and December 31, 2024, vendors account for 10% or more of the Company’s accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2025	2024
Vendor B	12.1%	*
Vendor C	*	22.0%
Vendor D	*	13.2%

*	Less than 10%.

Segment Reporting

ASC Topic 280, “Segment Reporting”, requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company (see NOTE 17).

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

Series A Convertible Preferred Shares and Derivative Liability

When the Company issues the Series A convertible preferred shares (see NOTE 14), it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC Topic 480, “Distinguishing Liabilities from Equity”, and second evaluates whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of the Series A convertible preferred shares would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, as a standalone instrument, meets the definition of an embedded derivative under ASC Topic 815, “Derivatives and Hedging”. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC Topic 815-40, or when it must be settled either in cash or by issuing equity shares that are readily convertible to cash.

The Company assesses the Series A convertible preferred shares as a whole and determines it does not meet the liability classification pursuant to ASC Topic 480 and the Company classifies the host instrument as permanent equity because no features provide for redemption by the holders of the Series A convertible preferred shares or conditional redemption, which is not solely within the Company’s control, and there are no unconditional obligations in that (i) the Company must or may settle in a variable number of its equity shares, and (ii) the monetary value is predominantly fixed, varying with something other than the fair value of the Company’s equity shares or varying inversely in relation to the Company’s equity shares.

The Company assesses the conversion feature of the Series A convertible preferred shares for derivative accounting consideration and determines it meets the definition of an embedded derivative, which is separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheets at fair value with any changes in fair value recognized in other income (expenses). The Company values the fair value of derivative liability using the income approach with the discounted cash flow valuation method with the assistance of a third-party valuation appraiser. The determination of fair value requires management to make significant estimates and assumptions related to forecasted cash flows and discount rate.

Fair Value Measurements

The Company performs fair value measurements in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures”. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;
●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
●	Level 3: unobservable inputs that are supported by little or no market activities and that are significant to the fair values of the assets or liabilities.

As of September 30, 2025 and December 31, 2024, the carrying values of current assets, except for investments in marketable securities and investment in warrants, and current liabilities, except for derivative liability, approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below (also see NOTE 5 for investments):

Fair Value Measurements as of September 30, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at September 30, 2025
Investments in marketable securities	2,903,815	-	-	2,903,815
Investment in warrants	-	598,380	-	598,380
Long-term investment in warrants	-	354,950	-	354,950
Derivative liability	-	-	245,820	245,820

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Investments in marketable securities	4,495,703	-	-	4,495,703
Long-term investment in warrants	-	577,786	-	577,786

Assets Held for Sale and Discontinued Operations

In accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations”, a component or a group of components of an entity shall be classified as held for sale in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the entity to be sold; (ii) the entity to be sold is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such entities to be sold; (iii) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the entity to be sold have been initiated; (iv) the sale of the entity to be sold is probable and transfer of the entity to be sold is expected to qualify for recognition as a completed sale within one year; (v) the entity to be sold is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. A component or a group of components of an entity classified as held for sale is reported at the lower of its carrying amount or fair value less cost to sell. If the fair value of the entity to be sold less cost to sell is lower than its carrying amount, an impairment loss is recognized and update each reporting period as appropriate. Assets held for sale are not depreciated or amortized.

The results of operations of the entity to be sold classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

The Company assesses the sale of HeartCore Japan and determines it meets the held for sale criteria and the discontinued operations criteria. The assets and liabilities of HeartCore Japan have been reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. The results of operations of HeartCore Japan are presented as discontinued operations in the unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented. Prior periods have been adjusted to conform to the current presentation.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2025	2024
Accounts receivable – non-factored	$856,287	$812,680
Accounts receivable – factored with recourse	250,900	217,563
Total accounts receivable, gross	1,107,187	1,030,243
Less: allowance for credit losses	-	-
Total accounts receivable	$1,107,187	$1,030,243

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, the Company had due to related party balances of nil and $885, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2025 and 2024, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company of $884 and nil, respectively. As of September 30, 2025 and December 31, 2024, the Company had accounts payable and accrued expenses balances of $25,507 and $47,199, respectively, to Luvina Software. During the three and nine months ended September 30, 2025, the Company engaged the related party for software development and other support services of $61,078 and $146,649, respectively. During the three and nine months ended September 30, 2024, the Company engaged the related party for software development and other support services of $118,926 and $150,516, respectively.

As of September 30, 2025 and December 31, 2024, the Company had short-term debt balances of $70,900 and $75,000, respectively, to Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5% and due on demand. During the nine months ended September 30, 2025 and 2024, the Company repaid to the related party of $4,100 and nil, respectively.

NOTE 5 – INVESTMENTS

Investments in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are initially measured at fair value at contract inception. The Company’s investments in warrants are measured on a recurring basis and carried on the consolidated balance sheets at an estimated fair value at the end of the period. The valuation of investments in warrants is determined using the Black-Scholes model based on the stock price, exercise price, expected volatility, time to maturity and risk-free interest rate for the term of the warrants exercise.

The following table summarizes the Company’s investments in warrants activities for the nine months ended September 30, 2025 and 2024:

	For the Nine Months
	Ended September 30,
	2025	2024
Fair value of investments in warrants at beginning of the period	$577,786	$2,004,308
Warrants received as noncash consideration	837,913	12,969,683
Changes in fair value of investments in warrants	(74,109)	1,631,700
Warrants converted to marketable securities	(388,260)	(6,443,276)
Warrants sold*	-	(9,610,628)
Fair value of investments in warrants at end of the period	$953,330	$551,787

*	On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The warrants to be transferred are exercisable only upon its Consulting Customer’s consummation of the merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrants agreement it had with the Consulting Customer. The Company completed its sale of warrants in September 2024 and recorded $3,970,628 in loss on sale of warrants from this transaction.

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

The following table summarizes the Company’s investments in marketable securities activities for the nine months ended September 30, 2025 and 2024:

	For the Nine Months
	Ended September 30,
	2025	2024
Fair value of investments in marketable securities at beginning of the period	$4,495,703	$642,348
Marketable securities received as noncash consideration	-	572,010
Marketable securities converted from warrants	388,260	6,443,276
Changes in fair value of investments in marketable securities	(908,416)	(308,059)
Marketable securities sold	(1,071,732)	-
Fair value of investments in marketable securities at end of the period	$2,903,815	$7,349,575

NOTE 6 – LONG-TERM NOTE RECEIVABLE

On September 1, 2023, the Company purchased a $300,000 promissory note from a non-related company. The promissory note bears an interest rate of 4% per annum and matures on September 2, 2026. On the first business day following each annual anniversary of September 1, 2023, the promissory note issuer shall make payment to the Company the sum of one-third of the total promissory note amount due and outstanding, including all accrued and unpaid interest as of such time, unless such annual payment has been forgiven by the Company pursuant to certain conditions. The interest rate would be 10% per annum for any amount that is unpaid when due. The Company forgave the first annual payment of the promissory note and recognized loss on forgiveness of long-term note receivable of $100,000 on December 31, 2024. As of the date of this report, the Company did not receive the second annual payment of the promissory note from the promissory note issuer.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30,	December 31,
	2025	2024
Leasehold improvements	$-	$195,525
Machinery and equipment	360,739	353,025
Vehicle	86,758	80,586
Subtotal	447,497	629,136
Less: accumulated depreciation	(128,136)	(153,439)
Total property and equipment, net	$319,361	$475,697

For the three and nine months ended September 30, 2025, the Company recognized depreciation expenses of $8,265 and $36,994, respectively. For the three and nine months ended September 30, 2024, the Company recognized depreciation expenses of $17,147 and $52,478, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Customer refund liability*	$500,000	$500,000
Cumulative dividends accrued on Series A convertible preferred shares	56,833	-
Others	97,773	89,762
Total other current liabilities	$654,606	$589,762

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting services agreement with the customer was terminated and the Company would refund $500,000 to the customer in August 2025. As of the date of this report, the Company did not make payment to the customer.

NOTE 9 – FACTORING LIABILITY

Sigmaways, the subsidiary acquired by the Company in February 2023, entered into a factoring and security agreement (“Factoring Agreement”) with The Southern Bank Company, an unrelated factor (“Factor”), in February 2017, for the purpose of factoring certain accounts receivable. Pursuant to the terms of the Factoring Agreement, Sigmaways may offer for sale, and the Factor may purchase in its sole discretion, certain accounts receivable of Sigmaways (“Purchased Receivable”). The Factoring Agreement provided for a maximum of $850,000 in Purchased Receivable.

Selected accounts receivable is submitted to the Factor, and Sigmaways receives 90% of the face value of the accounts receivable by wire transfer. Upon payment by the customers, the remainder of the amount due is received from the Factor after deducting certain fees.

The Factoring Agreement specifies that eligible accounts receivable is factored with recourse. Pursuant to the terms of the recourse provision, Sigmaways is required to reimburse the Factor, upon demand, for Purchased Receivable that is not paid on time by the customers. The performance of all obligations and payments to the Factor is personally guaranteed by Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways, and secured by all Sigmaways’ now owned and hereafter assets and any sums maintained by the Factor that are identified as payable to Sigmaways.

The Factoring Agreement has an initial term of twelve months and automatically renews for successive twelve-month renewal periods unless terminates pursuant to the terms of the Factoring Agreement. Sigmaways may terminate the Factoring Agreement with sixty days’ written notice to the Factor and is subject to certain early termination fee.

The Factoring Agreement contains covenants that are customary for accounts receivable-based factoring agreements and also contains provisions relating to events of default that are customary for agreements of this type.

As of September 30, 2025 and December 31, 2024, there were $228,310 and $172,394 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. During the three and nine months ended September 30, 2025, the Company recorded $11,338 and $35,937 in interest expenses related to Factoring Agreement, respectively. During the three and nine months ended September 30, 2024, the Company recorded $7,920 and $38,706 in interest expenses related to Factoring Agreement, respectively.

NOTE 10 – INSURANCE PREMIUM FINANCING

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

As of September 30, 2025 and December 31, 2024, the balances of the insurance premium financing were $52,823 and $16,626, respectively. During the three and nine months ended September 30, 2025, the Company recorded $2,695 and $8,569 in interest expenses related to insurance premium financing, respectively. During the three and nine months ended September 30, 2024, the Company recorded $3,336 and $10,380 in interest expenses related to insurance premium financing, respectively.

NOTE 11 – LONG-TERM DEBTS

The Company’s long-term debts represent loans borrowed from a bank and a financial institution as follows:

Name of Bank/Financial Institution	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of September 30, 2025	Balance as of December 31, 2024
First Home Bank	$350,000	(a)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.750%	$167,790	$195,766
U.S. Small Business Administration	$350,000	(a)	5/30/2020 – 5/30/2050	3.750%	343,122	349,322
Aggregate outstanding principal balances					510,912	545,088
Less: current portion					(49,479)	(46,382)
Non-current portion					$461,433	$498,706

(a)	These debts are guaranteed by Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways, and secured by all assets of Sigmaways.

During the three and nine months ended September 30, 2025, the Company recorded $7,050 and $22,134 in interest expenses related to long-term debts, respectively. During the three and nine months ended September 30, 2024, the Company recorded $14,801 and $36,189 in interest expenses related to long-term debts, respectively.

As of September 30, 2025, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2025	$11,939
2026	50,597
2027	55,325
2028	60,471
2029	27,857
Thereafter	304,723
Total	$510,912

NOTE 12 – INCOME TAXES

United States

HeartCore USA, Sigmaways and HeartCore Financial, incorporated in the United States, are subject to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Netherlands

Sigmaways B.V. is a company incorporated in Netherlands. The first EUR200,000 of taxable income is subject to a statutory tax rate of 19% and the remaining taxable income is subject to a statutory tax rate of 25.80%.

Canada

Sigmaways Technologies is a company incorporated in British Columbia in Canada. It is subject to income tax on income arising in, or derived from, the tax jurisdiction in British Columbia it operates. The basic federal rate of Part I tax is 38% of taxable income, 28% after federal tax abatement. After the general tax reduction, the net federal tax rate is 15%. The provincial and territorial lower and higher tax rates in British Columbia are 2% and 12%, respectively.

Vietnam

HeartCore Luvina is a company incorporated in Vietnam. It is subject to standard income tax rate at 20% with respect to the taxable income.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59% for the three and nine months ended September 30, 2025 and 2024.

For the three and nine months ended September 30, 2025 and 2024, the Company’s income tax expense are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current	$1,366	$234,350	$25,206	$234,350
Deferred	2,007	(44,625)	29,680	(133,875)
Income tax expense	$3,373	$189,725	$54,886	$100,475

For the three and nine months ended September 30, 2025, the effective tax rate were 2.52% and 1.92%, respectively. For the three and nine months ended September 30, 2024, the effective tax rate were 1.68% and 1.48%, respectively.

NOTE 13 – STOCK-BASED COMPENSATION

Stock Options

On August 6, 2021, the Board of Directors and shareholders of the Company approved a 2021 Equity Incentive Plan (“2021 Plan”), under which 2,400,000 shares of common shares are authorized for issuance.

On December 25, 2021, the Company awarded stock options to purchase 1,534,500 shares of common shares pursuant to the 2021 Plan at an exercise price of $2.50 per share to various officers, directors, employees and consultants of the Company. The stock options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on December 25, 2031.

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

The following table summarizes the stock options activities and related information for the nine months ended September 30, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(35,000)	2.42	-	-
As of September 30, 2024	1,512,000	$2.41	7.26	$-

As of January 1, 2025	1,506,500	$2.41	7.01	$64,500
Granted	-	-	-	-
Exercised	(100,000)	1.17	-	-
Forfeited	(26,500)	2.50	-	-
As of September 30, 2025	1,380,000	$2.50	6.18	$-
Vested and exercisable as of September 30, 2025	1,038,625	$2.50	6.16	$-

For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation related to stock options of $3,032 and $55,714, respectively. For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation related to stock options of $73,457 and $184,501, respectively. The outstanding unamortized stock-based compensation related to stock options was $27,941 (which will be recognized through December 2025) as of September 30, 2025.

Restricted Stock Units (“RSUs”)

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 85,820 RSUs pursuant to the 2021 Plan. The RSUs vest on each annual anniversary of the date of the employment agreements, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date is $424,809.

The following table summarizes the RSUs activities and related information for the nine months ended September 30, 2025 and 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2024	64,366	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	-	-
Unvested as of September 30, 2024	42,912	$4.95

Unvested as of January 1, 2025	42,912	$4.95
Granted	-	-
Vested	(21,454)	4.95
Forfeited	(2,268)	4.95
Unvested as of September 30, 2025	19,190	$4.95

For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation related to RSUs of $5,986 and $13,508, respectively. For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation related to RSUs of $15,615 and $52,325, respectively. The outstanding unamortized stock-based compensation related to RSUs was $8,434 (which will be recognized through February 2026) as of September 30, 2025.

NOTE 14 – SHAREHOLDERS’ EQUITY

Shares Authorized

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

At the Market Offering Agreement (“ATM Agreement”)

On October 23, 2023, the Company entered into a ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common shares, par value of $0.0001 per share, having an aggregate offering price of up to approximately $2 million (“ATM Shares”). The Company pays commission fees of 4% for each completed sale of ATM Shares pursuant to the terms of the ATM Agreement. During the nine months ended September 30, 2025 and 2024, the Company sold a total of 15,892 and nil shares of the ATM Shares for net proceeds of $30,445 and nil after deducting commission fees and other transaction costs, respectively. The subscription receivable of $103,942 related to ATM Shares sold on December 31, 2024 was collected in full on January 2, 2025.

Designation of Series A Convertible Preferred Shares and Securities Purchase Agreement

On June 30, 2025, the Company filed a certificate of designations of preferences and rights of Series A convertible preferred shares (“Series A COD”) with the Secretary of State of the State of Delaware to set forth the terms of the Series A convertible preferred shares. Pursuant to the Series A COD, the Company designated 2,000 shares of preferred shares as Series A convertible preferred shares and each share of Series A convertible preferred shares has a stated value of $1,100. The following summarizes the material terms of the Series A convertible preferred shares:

●	Dividends – Each Series A convertible preferred shares holder (“Holder”) shall be entitled to receive dividends of 10% per annum on the stated value of each share of Series A convertible preferred shares.

●	Liquidation – In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the Holders shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common shares and any other class or series of equity shares of the Company, an amount per share equal to the greater of (i) the stated value plus all accrued and unpaid dividends thereon or (ii) the amount that such Holder would receive if such Holder converts all of its shares of Series A convertible preferred shares into common shares immediately prior to such liquidation, dissolution or winding up. If, upon any such liquidation, dissolution or winding up, the assets and funds available for distribution among the Holders shall be insufficient to permit the payment to such Holders of the full preferential amount aforesaid, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the Holders in proportion to the amount that each such Holder is entitled to receive. After the payment of the full amount of the liquidation preference to which the Holders are entitled, the Holders shall have no right or claim to any of the remaining assets of the Company.

●	Voting – The Series A convertible preferred shares shall have no voting rights. However, as long as any shares of Series A convertible preferred shares are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the outstanding shares of Series A convertible preferred shares, and with each share of Series A convertible preferred shares having one vote on (i) alter or change adversely the powers, preferences or rights given to the Series A convertible preferred shares or alter or amend the Series A COD, (ii) issue additional shares of Series A convertible preferred shares or increase or decrease (other than by conversion) the number of authorized shares of Series A convertible preferred shares, or (iii) enter into any agreement with respect to any of the foregoing.

●	Conversion – Each Holder shall have the right, at such Holder’s opinion, to convert any or all of the Series A convertible preferred shares held by such Holder into fully paid and nonassessable shares of common shares. The number of shares of common shares issuable upon conversion of each share of Series A convertible preferred shares shall be equal to the quotient obtained by dividing (i) the stated value plus all accrued and unpaid dividends thereon by (ii) 90% of the average of the two lowest volume weighted average price (“VWAP”) of the Company’s common shares for the five trading days immediately preceding the respective common shares conversion notice delivery date.

●	Redemption – No share of Series A convertible preferred shares shall be redeemable under any circumstances.

On June 30, 2025, the Company entered into a securities purchase agreement and a registration rights agreement with Crom Structured Opportunities Fund I, LP (“Crom Structured”), pursuant to which the Company closed, issued and sold to Crom Structured an aggregate of 2,000 shares of the Company’s designated Series A convertible preferred shares for an aggregate purchase price of $2,000,000. Concurrently with the signing of the securities purchase agreement, the Company issued 750,000 shares of common shares (“750,000 Common Shares”) to Crom Structured for no consideration. The Company received net proceeds of $1,800,000 from the securities purchase agreement after deducting share issuance transaction fees. The net proceeds from the securities purchase agreement were allocated to Series A convertible preferred shares and 750,000 Common Shares based on their relative fair values.

During the three and nine months ended September 30, 2025, no shares of Series A convertible preferred shares were converted into common shares.

In the three and nine months ended September 30, 2025, dividends accrued on Series A convertible preferred shares amounted to $56,222 and $56,833, respectively.

Equity Purchase Agreement

On June 30, 2025, the Company entered into an equity purchase agreement and a registration rights agreement with Crom Structured, pursuant to which Crom Structured has committed to purchase up to $25 million in shares of the Company’s common shares, subject to certain limitations and conditions set forth in the equity purchase agreement. The Company shall not issue or sell any shares of common shares under the equity purchase agreement which, when aggregate with all purchases of common shares made by Crom Structured pursuant to the equity purchase agreement, would result in beneficial ownership of more than 4.99% of the Company’s outstanding shares of common shares.

Pursuant to the terms of the equity purchase agreement, the Company has the right, but not the obligation, to sell to Crom Structured, shares of common shares over the period commencing on the date of the equity purchase agreement and ending on the earlier of (i) the date on which Crom Structured shall have purchased common shares pursuant to the equity purchase agreement equal to $25 million, (ii) June 30, 2027, (iii) written notice of termination by the Company to Crom Structured, (iv) the registration statement is no longer effective after the initial effective date of the registration statement, or (v) the date that the Company commences a voluntary bankruptcy case, a bankruptcy proceeding is commenced against the Company, a custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors. The purchase price will be calculated as 96% of the VWAP of the Company’s common shares on the trading day immediately preceding the respective common shares purchase notice delivery date.

Concurrently with the signing of the equity purchase agreement, the Company issued 485,437 shares of common shares to Crom Structured as a commitment fee. The total fair value of the common shares issued for the commitment fee of $250,000 was recorded as deferred offering costs in the consolidated balance sheets.

During the three and nine months ended September 30, 2025, no common shares were sold pursuant to the terms of the equity purchase agreement.

Capital Contribution for Non-controlling Shareholder

In November 2023, the Company established a 51% owned subsidiary, HeartCore Luvina, in Vietnam. On February 16, 2024, the Company received capital contribution of VND1,646.4 million in cash, equivalent to $67,195, from the non-controlling shareholder of HeartCore Luvina.

Distribution of Dividends on Common Shares

On March 29, 2024, the Board of Directors of the Company approved a dividend declaration of $0.02 per share of common shares for the shareholders of record at the close of business on April 26, 2024. The dividends of $417,283 were paid on May 3, 2024.

On July 22, 2024, the Board of Directors of the Company approved a dividend declaration of $0.02 per share of common shares for the shareholders of record at the close of business on August 19, 2024. The dividends of $417,283 were paid on August 26, 2024.

Shares Issued and Outstanding

As of September 30, 2025 and December 31, 2024, there were 23,310,770 and 21,937,987 shares of common shares issued and outstanding, respectively.

As of September 30, 2025 and December 31, 2024, there were 2,000 and no shares of preferred shares (designated as Series A convertible preferred shares) issued and outstanding, respectively.

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

The computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net income (loss) from continuing operations	$(137,122)	$11,119,592	$(2,913,181)	$6,705,342
Less: net loss from continuing operations attributable to non-controlling interests	(82,897)	(240,876)	(171,682)	(645,546)
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc.	(54,225)	11,360,468	(2,741,499)	7,350,888
Dividends accrued on Series A convertible preferred shares	(56,222)	-	(56,833)	-
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. common shareholders	(110,447)	11,360,468	(2,798,332)	7,350,888
Denominator
Weighted average number of common shares outstanding – basic	23,310,770	20,864,144	22,489,677	20,861,012
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic	$(0.00)	$0.54	$(0.12)	$0.35

Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc.	$(54,225)	$11,360,468	$(2,741,499)	$7,350,888
Less: changes in fair value derivative liability	(9,679)	-	(9,679)	-
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. – diluted	(44,546)	11,360,468	(2,731,820)	7,350,888
Denominator
Weighted average number of common shares outstanding – diluted	23,310,770	20,864,144	22,489,677	20,861,012
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted	$(0.00)	$0.54	$(0.12)	$0.35

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from discontinued operations per common share – basic
Numerator
Income (loss) from discontinued operations, net of income tax	$488,297	$(302,662)	$1,188,481	$422,468
Denominator
Weighted average number of common shares outstanding – basic	23,310,770	20,864,144	22,489,677	20,861,012
Income (loss) from discontinued operations per common share – basic	$0.02	$(0.01)	$0.05	$0.02

Income (loss) from discontinued operations per common share – diluted
Numerator
Income (loss) from discontinued operations, net of income tax	$488,297	$(302,662)	$1,188,481	$422,468
Denominator
Weighted average number of common shares outstanding – basic	23,310,770	20,864,144	22,489,677	20,861,012
Dilutive effect of stock options, RSUs and Series A convertible preferred shares	4,844,536	-	4,663,485	-
Weighted average number of common shares outstanding – diluted	28,155,306	20,864,144	27,153,162	20,861,012
Income (loss) from discontinued operations per common share – diluted	$0.02	$(0.01)	$0.04	$0.02

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$377,850	$11,057,806	$(1,609,851)	$7,773,356
Denominator
Weighted average number of common shares outstanding – basic	23,310,770	20,864,144	22,489,677	20,861,012
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – basic	$0.02	$0.53	$(0.07)	$0.37

Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc.	$434,072	$11,057,806	$(1,553,018)	$7,773,356
Less: changes in fair value derivative liability	(9,679)	-	(9,679)	-
Net income (loss) attributable to HeartCore Enterprises, Inc. – diluted	443,751	11,057,806	(1,543,339)	7,773,356
Denominator
Weighted average number of common shares outstanding – basic	23,310,770	20,864,144	22,489,677	20,861,012
Dilutive effect of stock options, RSUs and Series A convertible preferred shares	4,844,536	-	-	-
Weighted average number of common shares outstanding – diluted	28,155,306	20,864,144	22,489,677	20,861,012
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – diluted	$0.02	$0.53	$(0.07)	$0.37

NOTE 16 – DISCONTINUED OPERATIONS

On July 24, 2025, in light of the intense competition of the software market in Japan, the Board of Directors of the Company approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The sale transaction was closed on October 31, 2025. The Company does not expect to have any continuing involvement in HeartCore Japan subsequent to the closing. The Company determines the assets of HeartCore Japan met the criteria for classification as held for sale as of September 30, 2025. Additionally, the Company determines the sale of HeartCore Japan represents a strategic shift that has or will have a major impact on its operations and financial results. Accordingly, all results of operations of HeartCore Japan have been removed from continuing operations and presented as discontinued operations in the unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented. All assets and liabilities of HeartCore Japan have been presented separately as assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2025 and December 31, 2024. On October 31, 2025, the Company entered into a purchase agreement to sell 100% of the outstanding shares of HeartCore Japan to Smith Japan Holdings KK for a cash consideration of approximately $12 million, subject to price adjustment.

The following table summarizes the results of operations from discontinued operations, net of income tax in the unaudited consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,456,011	$1,609,546	$6,724,813	$5,692,640
Cost of revenues	1,164,610	1,202,275	3,246,188	3,499,189
Gross profit	1,291,401	407,271	3,478,625	2,193,451
Operating expenses:
Selling expenses	192,768	80,738	625,653	123,598
General and administrative expenses	289,105	523,703	1,046,507	1,592,899
Research and development expenses	248,997	43,820	534,371	135,791
Total operating expenses	730,870	648,261	2,206,531	1,852,288
Income (loss) from discontinued operations	560,531	(240,990)	1,272,094	341,163
Total other income (expenses)	(5,715)	(26,122)	(15,533)	53,775
Income (loss) from discontinued operations before income tax expense (benefit)	554,816	(267,112)	1,256,561	394,938
Income tax expense (benefit)	66,519	35,550	68,080	(27,530)
Income (loss) from discontinued operations, net of income tax	$488,297	$(302,662)	$1,188,481	$422,468

The following table summarizes the assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Assets of discontinued operations
Cash and cash equivalents	$573,717	$147,279
Accounts receivable	1,202,167	919,807
Prepaid expenses	292,103	327,514
Due from related party	43,213	40,139
Other current assets	93,296	115,328
Accounts receivable, non-current	1,375,301	752,930
Property and equipment, net	103,553	109,157
Operating lease right-of-use assets	1,762,976	1,763,503
Deferred tax assets	62,881	120,725
Security deposits	214,365	199,116
Long-term loan receivable from related party	101,009	123,928
Other non-current assets	68	63
Total assets of discontinued operations	$5,824,649	$4,619,489

Liabilities of discontinued operations
Accounts payable and accrued expenses	$363,020	$402,215
Accrued payroll and other employee costs	263,231	402,387
Due to related party	432	47
Current portion of long-term debts	326,502	354,873
Operating lease liabilities, current	258,762	237,041
Income tax payables	1,838	3,984
Deferred revenue	1,199,382	1,125,239
Other current liabilities	165,109	317,318
Long-term debts	528,173	740,107
Operating lease liabilities, non-current	1,508,335	1,573,466
Asset retirement obligations	120,223	111,432
Total liabilities of discontinued operations	$4,735,007	$5,268,109

Assets and liabilities classified as held for sale are reported at the lower of carrying amount or fair value less cost to sell. There was no valuation allowance against the assets classified as held for sale as of September 30, 2025. As of the closing date of the sale of HeartCore Japan, the assets classified as held for sale, net of valuation allowance, and liabilities classified as held for sale will be derecognized and any gain or loss on sale will be recorded.

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM, the CEO of the Company, in making decisions regarding resource allocation and performance assessment. The Company determines its operations constitute a single operating segment and reportable segment in accordance with ASC Topic 280. The CODM assesses financial performance and decides how to allocate resources based on consolidated net income (loss) from continuing operations. Segment assets are reported on the Company’s consolidated balance sheets.

The following table summarizes the selected financial information with respect to the Company’s single operating segment and reportable segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,990,329	$16,240,865	$7,052,799	$21,270,891
Less:
Software related cost of revenues	1,380,460	2,037,530	4,121,773	5,804,340
Consulting related cost of revenues	141,460	193,219	331,962	404,545
Selling expenses	94,718	162,372	338,615	518,627
General and administrative expenses	1,384,838	1,443,014	4,119,851	4,802,530
Research and development expenses	-	63,709	-	172,140
Income (loss) from continuing operations	(11,147)	12,341,021	(1,859,402)	9,568,709
Total other expenses	(122,602)	(1,031,704)	(998,893)	(2,762,892)
Income (loss) from continuing operations before income tax expense	(133,749)	11,309,317	(2,858,295)	6,805,817
Income tax expense	3,373	189,725	54,886	100,475
Net income (loss) from continuing operations	$(137,122)	$11,119,592	$(2,913,181)	$6,705,342

Geographic Information

The following table summarizes the breakdown of revenues by geography for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Japan	$1,242,985	$13,967,382	$1,666,519	$14,693,675
United States	1,639,021	2,165,668	5,039,468	6,231,728
International	108,323	107,815	346,812	345,488
Total revenues	$2,990,329	$16,240,865	$7,052,799	$21,270,891

The following table summarizes the breakdown of long-lived assets by geography as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Japan	$323,315	$597,938
United States	22,265	39,996
International	3,167	10,357
Total long-lived assets	$348,747	$648,291

NOTE 18 – SUBSEQUENT EVENTS

On October 3, 2025, the Company granted 153,482 RSUs pursuant to the 2023 Plan to four executives of the Company. The RSUs are fully vested on the grant date. The fair value of the RSUs at grant date is $131,150.

On October 19, 2025, the Board of Directors of the Company approved a distribution declaration of $0.13 per share of common shares for the shareholders of record at the close of business on November 10, 2025. The distribution of $3,199,038 was paid on November 17, 2025.

On October 20, 2025, Crom Structured converted 480 shares of Series A convertible preferred shares into 1,143,730 shares of common shares.

On October 22, 2025, the Board of Directors of the Company approved to amend the number of designated shares of Series A convertible preferred shares to 4,000 shares pursuant to the Series A COD.

On October 31, 2025, the Company entered into a purchase agreement to sell 100% of the outstanding shares of HeartCore Japan to Smith Japan Holdings KK for a cash consideration of approximately $12 million, subject to price adjustment. The sale transaction was closed on the same day.

On November 3, 2025, Crom Structured converted 503 shares of Series A convertible preferred shares into 811,825 shares of common shares.

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

Business Overview

In 2022, HeartCore Enterprises, Inc. (“HeartCore USA”) started the GO IPO business, which supports Japanese companies listing on The Nasdaq Stock Market (“Nasdaq”) and the New York Stock Exchange (“NYSE”) in the United States. As of September 30, 2025, we have entered into consulting agreements with 16 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

We have also been a leading software development company based in Tokyo, Japan. We provide software through two business units. The first business unit, our CX division, includes a customer experience management business (the “CXM Platform”) that has been in existence for over 15 years. Our CXM Platform includes marketing, sales, service and content management systems, as well as other tools and integrations, that enable companies to attract and engage customers throughout the customer experience. We also provide education, services and support to help customers be successful with our CXM Platform.

The second business unit, our DX division, is a digital transformation business which provides customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. We also have an ongoing technology innovation team to develop software that supports the narrow needs of large enterprise customers.

We made the strategic decision to sell our software business assets in Japan and to concentrate our efforts on our GO IPO consulting business.

On October 31, 2025, the Company entered into a Purchase Agreement (the “HeartCore Japan Agreement”) with Smith Japan Holdings KK (“Smith Japan”), pursuant to which the Company agreed to sell to Smith Japan, and Smith Japan agreed to purchase (the “HeartCore Japan Sale”), all of the outstanding equity interests of HeartCore Co., Ltd., a wholly owned subsidiary of the Company (“HeartCore Japan”). See “Recent Events” below.

In January 2023, we formed HeartCore Financial, Inc. (“HeartCore Financial”), a wholly owned subsidiary of HeartCore USA, in the U.S. as part of our GO IPO consulting business. In November 2023, we formed HeartCore Luvina Vietnam Company (“HeartCore Luvina”), a 51% owned subsidiary, in Vietnam, which is engaged in the business of software development and other services. HeartCore Luvina started operations in February 2024. In October 2025, HeartCore Japan transferred 51% of the outstanding shares of HeartCore Luvina to HeartCore USA.

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office (“HeartCore Financial – Japan”), in Japan. HeartCore Financial – Japan is engaged in the business of providing consulting services.

In October 2025, HeartCore USA incorporated a wholly-owned subsidiary, Higgs Field Co., Ltd. (“Higgs Field”), in Japan. Higgs Field is engaged in the business of providing business and management consulting services.

Recent Developments

Sale of HeartCore Japan

The Company has made the strategic decision to sell its software business assets in Japan and to concentrate its efforts on its GO IPO consulting business.

On October 31, 2025, the Company entered into the HeartCore Japan Agreement with Smith Japan in relation to the HeartCore Japan Sale. Pursuant to the terms of the HeartCore Japan Agreement, the purchase price of the HeartCore Japan Sale is ¥1,800,418,650 (equivalent to approximately $12 million, based on the October 31, 2025 Federal Reserve conversion rate of ¥154.05 = USD $1) (the “Purchase Price”), subject to adjustment as set forth in the HeartCore Japan Agreement, to be paid as follows:

(a)	An amount of ¥1,013,340,000 less the amount of HeartCore Japan’s debts as set forth in the HeartCore Japan Agreement (the “Estimated Debt”) will be paid by the Smith Japan to the Company on the Closing Date (such final amount, the “Closing Payment”).
(b)	An amount of ¥126,133,200 (the “Holdback Amount”) will be retained by the Smith Japan from the Closing Payment, and, subject to the provisions of the HeartCore Japan Agreement, will be paid by Smith Japan to the Company on the first business day occurring the later of: (a) 180 after the Closing Date, or (b) if applicable, the date the Net Tangible Assets (as defined in the HeartCore Japan Agreement) is finally determined pursuant to the terms of the HeartCore Japan Agreement (the “Holdback Release Date”).
(c)	An amount of ¥273,866,800 (the “Long Term Holdback Amount”) in respect of the agreements (“Multi-year Licensing Agreements”) concerning the licensing of HeartCore Japan’s “HeartCore CMS” product to a specified customer for a period of more than one year will be retained by Smith Japan from the Closing Payment and will be paid by Smith Japan as set forth in the HeartCore Japan Agreement.
(d)	Subject to the provisions of the HeartCore Japan Agreement, an amount of ¥387,078,650 (the “Deferred Consideration”), which shall consist of a principal amount of ¥322,700,000 with an uncompounded rate of interest of 6.65% per annum, will be retained by Smith Japan from the Closing Payment and will be paid by Smith Japan on October 31, 2028, the third annual anniversary of the Closing Date.
(e)	Within five business days following the final determination of the actual amount of HeartCore Japan’s debts as of the Closing (the “Final Debt Amount”), Smith Japan shall pay to the Company an amount equal to (i) the Estimated Debt minus (ii) the Final Debt Amount (such payment, the “Debt True-Up Payment”). For the avoidance of doubt, if the Final Debt Amount is greater than the Estimated Debt, no payment shall be owed by Smith Japan.

Pursuant to the terms of the HeartCore Japan Agreement, for a period of six months following the closing date (October 31, 2025), (i) the Company agreed to provide Smith Japan with certain accounting and reporting transition services, and (ii) Smith Japan agreed to provide the Company with certain human resources transition services.

The HeartCore Japan Agreement contains customary representations, warranties, conditions, covenants, and indemnification obligations for a transaction of this type.

The HeartCore Japan Sale closed on October 31, 2025.

One-Time Distribution to Stockholders

HeartCore USA and its Board of Directors deemed it in the best interests of HeartCore USA and its stockholders to authorize a one-time payment to its stockholders in the amount of $0.13 per share of common stock. For U.S. federal tax purposes, this payment to stockholders will be deemed to be a distribution. The record date for holders of HeartCore USA’s common stock to participate in the distribution is November 10, 2025, and the payment date is November 17, 2025.

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

The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. The Bid Price Notice indicated that we will be provided 180 calendar days, or until November 3, 2025, in which to regain compliance. If we failed to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but meet the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then we may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2).

On November 4, 2025, the Nasdaq Staff notified us of its determination that HeartCore USA is eligible for an additional 180-day period, or until May 1, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time during this additional time period the closing bid price of HeartCore USA’s security is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will close the matter.

If compliance cannot be timely demonstrated, the Nasdaq Staff will provide notify us that our common stock will be delisted. At that time, we may appeal the Nasdaq Staff’s determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, even if we maintain compliance with the other listing requirements. We are considering actions that we may take in response to the Bid Price Notice in order to regain compliance with the continued listing requirements, including a reverse stock split, if necessary, but no decisions regarding a response have been made at this time.

Financial Overview

For the three months ended September 30, 2025 and 2024, we generated revenues of $2,990,329 and $16,240,865, respectively, and reported a net loss from continuing operations of $137,122 and a net income from continuing operations of $11,119,592, respectively.

For the nine months ended September 30, 2025 and 2024, we generated revenues of $7,052,799 and $21,270,891, respectively, reported a net loss from continuing operations of $2,913,181 and a net income from continuing operations of $6,705,342, respectively, and had cash flows used in operating activities of continuing operations $2,980,958 and $3,027,115, respectively. As noted in our unaudited consolidated financial statements, as of September 30, 2025, we had an accumulated deficit of $17,797,861.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes our operating results as reflected in our unaudited statements of operations for the three months ended September 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended September 30,
	2025		2024		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues	$2,990,329	100.0%	$16,240,865	100.0%	$(13,250,536)	-81.6%
Cost of revenues	1,521,920	50.9%	2,230,749	13.8%	(708,829)	-31.8%
Gross profit	1,468,409	49.1%	14,010,116	86.2%	(12,541,707)	-89.5%

Operating expenses:
Selling expenses	94,718	3.2%	162,372	1.0%	(67,654)	-41.7%
General and administrative expenses	1,384,838	46.3%	1,443,014	8.9%	(58,176)	-4.0%
Research and development expenses	-	0.0%	63,709	0.4%	(63,709)	-100.0%
Total operating expenses	1,479,556	49.5%	1,669,095	10.3%	(189,539)	-11.4%

Income (loss) from continuing operations	(11,147)	-0.4%	12,341,021	75.9%	(12,352,168)	-100.1%

Other expenses	(122,602)	-4.1%	(1,031,704)	-6.3%	(909,102)	-88.1%

Income (loss) from continuing operations before income tax expense	(133,749)	-4.5%	11,309,317	69.6%	(11,443,066)	-101.2%

Income tax expense	3,373	0.1%	189,725	1.1%	(186,352)	-98.2%

Net income (loss) from continuing operations	(137,122)	-4.6%	11,119,592	68.5%	(11,256,714)	-101.2%

Income (loss) from discontinued operations, net of income tax	488,297	16.3%	(302,662)	-1.8%	790,959	261.3%

Net income	351,175	11.7%	10,816,930	66.7%	(10,465,755)	-96.8%

Less: net loss attributable to non-controlling interests	(82,897)	-2.8%	(240,876)	-1.4%	(157,979)	-65.6%

Net income attributable to HeartCore Enterprises, Inc.	434,072	14.5%	11,057,806	68.1%	(10,623,734)	-96.1%

Dividends accrued on Series A convertible preferred shares	(56,222)	-1.8%	-	0.0%	56,222	100.0%

Net income attributable to HeartCore Enterprises, Inc. common shareholders	$377,850	12.7%	$11,057,806	68.1%	$(10,679,956)	-96.6%

Revenues

Our total revenues decreased by $13,250,536, or 81.6%, to $2,990,329 for the three months ended September 30, 2025, from $16,240,865 for the three months ended September 30, 2024, primarily attributable to (i) a decreased revenue of $12,641,365 from GO IPO consulting services as only one IPO consulting customer completed IPO in the third quarter 2025 compared with two customers completed IPO in the third quarter 2024 and we generated significant noncash consideration revenue from one large IPO deal in third quarter 2024; and (ii) a decreased revenue of $505,168 from customized software development and services in connection with the intense competition of the software market in the U.S.

Cost of Revenues

Our total cost of revenues decreased by $708,829, or 31.8%, to $1,521,920 for the three months ended September 30, 2025, from $2,230,749 for the three months ended September 30, 2024, mainly attributable to the decrease of $610,130 in the cost of customized software development and services, which was in light of the decrease in sales and the decrease was also attributable to Sigmaways cut down its subcontracting cost in the current period by ending cooperation with certain costly vendors for cost saving purpose.

Gross Profit

Our total gross profit decreased by $12,541,707, or 89.5%, to $1,468,409 for the three months ended September 30, 2025, from $14,010,116 for the three months ended September 30, 2024, mainly attributable to (i) a decrease of $12,589,606 in gross profit from GO IPO consulting services, as we generated a significant noncash consideration of from one large IPO deal in the prior period and the significant decrease in noncash consideration revenue caused the decrease in gross profit as we did not incur cost when revenue recognized from noncash consideration as cost incurred throughout the consulting service period before IPO completion; offset by (ii) an increase of $104,962 in gross profit from customized software development and services, as Sigmaways reduced outsourcing costs by ending cooperation with costly vendors to save operating cash flows in the current quarter, resulting in costs decreased more than revenue did.

For the reasons discussed above, our overall gross profit margin decreased by 37.1%, to 49.1%, for the three months ended September 30, 2025 from 86.2% for the three months ended September 30, 2024.

Selling Expenses

Our selling expenses decreased by $67,654, or 41.7%, to $94,718 for the three months ended September 30, 2025 from $162,372 in the three months ended September 30, 2024, primarily attributable to a decrease of $42,557 in advertising expenses as we reduced certain marketing activities and cancelled promotion campaigns with lower advertising performance.

As a percentage of revenues, our selling expenses accounted for 3.2% and 1.0% of our total revenues for the three months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $58,176, or 4.0%, to $1,384,838 for the three months ended September 30, 2025 from $1,443,014 in the three months ended September 30, 2024, primarily attributable to (i) a decrease of $168,711 in depreciation and amortization expenses, primarily because we fully impaired intangible asset arose from acquisition of Sigmaways at the end of last fiscal year, resulting in no amortization expenses were recorded in current quarter; (ii) a decrease of $70,983 in salaries and welfare expenses, mainly resulting from Sigmaways cut down salary expense and recruiting expenses to save operating cash flow in the current period; offset by an increase of $206,002 in consultant and professional service fees, mainly because as we incurred legal service fee in relation to the registration statement for the registration of Series A convertible preferred shares in the third quarter of 2025, and there was no such activity in the third quarter of 2024.

As a percentage of revenues, general and administrative expenses were 46.3% and 8.9% of our revenues for the three months ended September 30, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development expenses decreased by $63,709, or 100.0%, to nil in the three months ended September 30, 2025, from $63,709 in the three months ended September 30, 2024, primarily attributable to a decrease of $63,000 in outsourcing expenses as we cut down outsourcing research and development expenses for cash flows saving purpose in the current period.

As a percentage of revenues, research and development expenses were 0.0% and 0.4% of our revenues for the three months ended September 30, 2025 and 2024, respectively.

Other Expenses, Net

Our other income (expenses) include changes in fair value of investments in marketable securities, changes in fair value of investments in warrants, loss on sale of warrants, changes in fair value of derivative liability, interest income generated from bank deposits, interest expenses for bank loans, other income and other expenses. Total other expenses, net, of $1,031,704 for the three months ended September 30, 2024 decreased by $909,102, or 88.1%, to total other expenses, net, of $122,602 for the three months ended September 30, 2025, primarily attributable to (i) a decrease of $3,970,628 in loss on sale of warrants as we sold partial of warrants received in the third quarter of 2024, and there was no such activity in the third quarter of 2025; offset by a decrease of $3,016,176 in changes in fair value of investments in warrants due to fair value measurement.

Income Tax Expenses

Income tax expense was $3,373 for the three months ended September 30, 2025, representing a decrease of $186,352, or 98.2%, from income tax expense of $189,725 in the three months ended September 30, 2024, mainly because we recognized income tax expense due to the large pre-tax income position generated for the three months ended September 30, 2024, while we incurred pre-tax loss position in current quarter.

Net Income (Loss) from Continuing Operations

As a result of the foregoing, we reported a net loss from continuing operations of $137,122 for the three months ended September 30, 2025, representing a $11,256,714, or 101.2%, decrease from a net income from continuing operations of $11,119,592 for the three months ended September 30, 2024.

Income (Loss) from Discontinued Operations, Net of Income Tax

On July 24, 2025, the Board of Directors of the Company approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The results of operations of HeartCore Japan are reported as discontinued operations for all periods presented as the sale of HeartCore Japan represents a strategic shift that has or will have a major impact on its operations and financial results. The sale transaction was closed on October 31, 2025. We reported an income from discontinued operations, net of income tax of $488,297 for the three months ended September 30, 2025, representing a $790,959, or 261.3%, increase from a loss from discontinued operations, net of income tax of $302,662 for the three months ended September 30, 2024.

Net Income

As a result of the foregoing, we reported a net income of $351,175 for the three months ended September 30, 2025, representing a $10,465,755, or 96.8%, decrease from a net income of $10,816,930 for the three months ended September 30, 2024.

Net Loss Attributable to Non-controlling Interests

During the three months ended September 30, 2025 and 2024, we owned a 51% equity interest of Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to non-controlling interests of $82,897 and $240,876 in the three months ended September 30, 2025 and 2024, respectively.

Net Income Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. of $434,072 for the three months ended September 30, 2025, representing a $10,623,734, or 96.1%, decrease from a net income attributable to HeartCore Enterprises, Inc. of $11,057,806 for the three months ended September 30, 2024.

Dividends Accrued on Series A Convertible Preferred Shares

On June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends accrued on Series A convertible preferred shares of $56,222 during the three months ended September 30, 2025.

Net Income Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. common shareholders of $377,850 for the three months ended September 30, 2025, representing a $10,679,956, or 96.6%, decrease from a net income attributable to HeartCore Enterprises, Inc. common shareholders of $11,057,806 for the three months ended September 30, 2024.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our operating results as reflected in our unaudited statements of operations for the nine months ended September 30, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Nine Months Ended September 30,
	2025		2024		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues	$7,052,799	100.0%	$21,270,891	100.0%	$(14,218,092)	-66.8%
Cost of revenues	4,453,735	63.1%	6,208,885	29.2%	(1,755,150)	-28.3%
Gross profit	2,599,064	36.9%	15,062,006	70.8%	(12,462,942)	-82.7%

Operating expenses:
Selling expenses	338,615	4.8%	518,627	2.4%	(180,012)	-34.7%
General and administrative expenses	4,119,851	58.4%	4,802,530	22.6%	(682,679)	-14.2%
Research and development expenses	-	0.0%	172,140	0.8%	(172,140)	-100.0%
Total operating expenses	4,458,466	63.2%	5,493,297	25.8%	(1,034,831)	-18.8%

Income (loss) from continuing operations	(1,859,402)	-26.3%	9,568,709	45.0%	(11,428,111)	-119.4%

Other expenses	(998,893)	-14.2%	(2,762,892)	-13.0%	(1,763,999)	- 63.8%

Income (loss) from continuing operations before income tax expense	(2,858,295)	-40.5%	6,805,817	32.0%	(9,664,112)	-142.0%

Income tax expense	54,886	0.8%	100,475	0.5%	(45,589)	-45.4%

Net income (loss) from continuing operations	(2,913,181)	-41.3%	6,705,342	31.5%	(9,618,523)	-143.4%

Income from discontinued operations, net of income tax	1,188,481	16.8%	422,468	2.0%	766,013	181.3%

Net income (loss)	(1,724,700)	-24.5%	7,127,810	33.5%	(8,852,510)	-124.2%

Less: net loss attributable to non-controlling interests	(171,682)	-2.4%	(645,546)	-3.0%	(473,864)	-73.4%

Net income (loss) attributable to HeartCore Enterprises, Inc.	(1,553,018)	-22.1%	7,773,356	36.5%	(9,326,374)	-120.0%

Dividends accrued on Series A convertible preferred shares	(56,833)	-0.8%	-	0.0%	56,833	100.0%

Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$(1,609,851)	-22.9%	$7,773,356	36.5%	$(9,383,207)	-120.7%

Revenues

Our total revenues decreased by $14,218,092, or 66.8%, to $7,052,799 for the nine months ended September 30, 2025, from $21,270,891 for the nine months ended September 30, 2024, primarily attributable to (i) a decreased revenue of $12,944,124 from GO IPO consulting services mainly due to we generated significant revenue from noncash consideration of $12,641,365 from one large IPO deal in the prior period, and there was no such large amount of revenue recognized from noncash consideration in the same period in 2025; and (ii) a decreased revenue of $1,182,259 from customized software development and services in connection with a slowdown in revenue of Sigmaways, driven by intense competition in the U.S. software market.

Cost of Revenues

Our total cost of revenues decreased by $1,755,150, or 28.3%, to $4,453,735 for the nine months ended September 30, 2025, from $6,208,885 for the nine months ended September 30, 2024, mainly attributable to (i) the decrease of $1,564,757 in the cost of customized software development and services, which was in light of the decrease in sales and the decrease was also attributable to Sigmaways cut down its subcontracting cost in the current period by ending cooperation with certain costly vendors for cost saving purpose; and (ii) a decrease of $117,810 in the cost of software development services in light of the decrease of sale.

Gross Profit

Our total gross profit decreased by $12,462,942, or 82.7%, to $2,599,064 for the nine months ended September 30, 2025, from $15,062,006 for the nine months ended September 30, 2024, mainly attributable to (i) a decrease of $12,871,541 in gross profit from GO IPO consulting services, as we generated a significant noncash consideration of from one large IPO deal in the prior period and the significant decrease in noncash consideration revenue caused the decrease in gross profit as we did not incur cost when revenue recognized from noncash consideration as cost incurred throughout the consulting service period before IPO completion; offset by (ii) an increase of $382,498 in gross profit from customized software development and services, as Sigmaways reduced outsourcing costs by ending cooperation with costly vendors in the current period, resulting in costs decreased more than revenue did.

For the reasons discussed above, our overall gross profit margin decreased by 33.9%, to 36.9%, for the nine months ended September 30, 2025, from 70.8% for the nine months ended September 30, 2024.

Selling Expenses

Our selling expenses decreased by $180,012, or 34.7%, to $338,615 for the nine months ended September 30, 2025, from $518,627 in the nine months ended September 30, 2024, primarily attributable to (i) a decrease of $66,306 in stock-based compensation for sales staffs in the current period due to the graded vesting feature of stock options and RSUs; and (ii) a decrease of $51,753 in advertising expenses as we reduced certain marketing activities and cancelled promotion campaigns with lower advertising performance.

As a percentage of revenues, our selling expenses accounted for 4.8% and 2.4% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses decreased by $682,679, or 14.2%, to $4,119,851 for the nine months ended September 30, 2025, from $4,802,530 in the nine months ended September 30, 2024, primarily attributable to (i) a decrease of $146,578 in salaries and welfare expenses, mainly resulting from Sigmaways cut down salary expense and recruiting expenses to save operating cash flow in the current period; (ii) a decrease of $489,590 in depreciation and amortization expenses, primarily because we fully impaired intangible asset arose from the acquisition of Sigmaways at the end of the 2024 fiscal year, resulting in no amortization expenses recorded in current period.

As a percentage of revenues, general and administrative expenses were 58.4% and 22.6% of our revenues for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development expenses decreased by $172,140, or 100.0%, to nil in the nine months ended September 30, 2025, from $172,140 in the nine months ended September 30, 2024, primarily attributable to a decrease of $170,389 in outsourcing expenses as we cut down outsourcing research and development expenses for cash flows saving purpose in the current period.

As a percentage of revenues, research and development expenses were 0.0% and 0.8% of our revenues for the nine months ended September 30, 2025 and 2024, respectively.

Other Expenses, Net

Our other income (expenses) include changes in fair value of investments in marketable securities, changes in fair value of investments in warrants, loss on sale of warrants, changes in fair value of derivative liability, interest income generated from bank deposits, interest expenses for bank loans, other income and other expenses. Total other expenses, net, of $2,762,892 for the nine months ended September 30, 2024 decreased by $1,763,999, or 63.8%, to total other expenses, net, of $998,893 for the nine months ended September 30, 2025, primarily attributable to (i) an decrease of $3,970,628 in loss on sale of warrants as we sold partial of warrants received in the third quarter of 2024, and there was no such activity in the current period; offset by (ii) a decrease of $1,705,809 in changes in fair value of investments in warrants due to fair value measurement.

Income Tax Expense

Income tax expense was $54,886 for the nine months ended September 30, 2025, representing a decrease of $45,589, or 45.4%, from income tax expense of $100,475 for the nine months ended September 30, 2024, mainly because we recognized income tax expense due to the large pre-tax income position generated for the nine months ended September 30, 2024, while we incurred pre-tax loss position in current period.

Net Income (Loss) from Continuing Operations

As a result of the foregoing, we reported a net loss from continuing operations of $2,913,181 for the nine months ended September 30, 2025, representing a $9,618,523, or 143.4%, decrease from a net income from continuing operations of $6,705,342 for the nine months ended September 30, 2024.

Income from Discontinued Operations, Net of Income Tax

On July 24, 2025, the Board of Directors of the Company approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The results of operations of HeartCore Japan are reported as discontinued operations for all periods presented as the sale of HeartCore Japan represents a strategic shift that has or will have a major impact on its operations and financial results. The sale transaction was closed on October 31, 2025. We reported an income from discontinued operations, net of income tax of $1,188,481 for the nine months ended September 30, 2025, representing a $766,013, or 181.3%, increase from an income from discontinued operations, net of income tax of $422,468 for the nine months ended September 30, 2024.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $1,724,700 for the nine months ended September 30, 2025, representing a $8,852,510, or 124.2%, decrease from a net income of $7,127,810 for the nine months ended September 30, 2024.

Net Loss Attributable to Non-controlling Interests

During the nine months ended September 30, 2025 and 2024, we owned a 51% equity interest of Sigmaways and its subsidiaries and 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to non-controlling interests of $171,682 and $645,546 in the nine months ended September 30, 2025 and 2024, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. of $1,553,018 for the nine months ended September 30, 2025, representing a $9,326,374, or 120.0%, decrease from a net income attributable to HeartCore Enterprises, Inc. of $7,773,356 for the nine months ended September 30, 2024.

Dividends Accrued on Series A Convertible Preferred Shares

On June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends accrued on Series A convertible preferred shares of $56,833 in the current period.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $1,609,851 for the nine months ended September 30, 2025, representing a $9,383,207, or 120.7%, decrease from a net income attributable to HeartCore Enterprises, Inc. common shareholders of $7,773,356 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $1,451,019 in cash and cash equivalents, as compared to $1,973,810 as of December 31, 2024. We also had $1,107,187 in accounts receivable as of September 30, 2025. Our accounts receivable primarily include the balance due from customers for our customized software development and services accepted by customers.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
Net cash flows used in operating activities of continuing operations	$(2,980,958)	$(3,027,115)
Net cash flows provided by investing activities of continuing operations	1,071,732	5,565,000
Net cash flows provided by (used in) financing activities of continuing operations	1,953,032	(1,168,769)
Net cash flows used in discontinued operations	(166,736)	(1,080,748)
Effect of exchange rate changes	26,577	(68,730)
Net change in cash and cash equivalents	(96,353)	219,638
Cash and cash equivalents, beginning of the period	2,121,089	1,012,479
Cash and cash equivalents, end of the period	$2,024,736	$1,232,117

Cash Flows from Operating Activities of Continuing Operations

Net cash flows used in operating activities of continuing operations was $2,980,958 for the nine months ended September 30, 2025, primarily consisting of the following:

●	Net loss from continuing operations of $2,913,181 for the nine months ended September 30, 2025.

●	Warrants received as noncash consideration of $837,913 as one of our IPO consulting customers completed the IPO during the current period.

●	A decrease of $304,033 in accounts payable and accrued expenses as we continuously paid off such liabilities and decreased purchases to save operating expenses.

●	A decrease of $278,421 in deferred revenue, due to more revenue was recognized than the upfront payment received in the current period.

●	Offset by a loss of $908,416 on fair value changes in investments in marketable securities.

●	Offset by a loss of $116,981 on disposal of property and equipment.

●	Offset by an increase of $116,399 in other assets mainly resulted from the decrease of security deposits in connection with the early termination of an office lease.

Net cash flows used in operating activities of continuing operations was $3,027,115 for the nine months ended September 30, 2024, primarily consisting of the following:

●	Net income from continuing operations of $6,705,342 for the nine months ended September 30, 2024.

●	Marketable securities and warrants received as noncash consideration in total of $13,541,693 as two of our IPO consulting customers completed the IPO during this period.

●	A gain of $1,631,700 on fair value changes in investments in warrants.

●	Offset by a loss of $308,059 on fair value changes in investments in marketable securities.

●	Offset by a loss of $3,970,628 recognized on sale of warrants to a third party.

●	Offset by depreciation and amortization expenses of $532,958.

●	Offset by an increase of $428,522 in other liabilities, mainly because we terminated the consulting service agreement with a GO IPO customer and will refund $500,000 to the customer.

Cash Flows from Investing Activities of Continuing Operations

Net cash flows provided by investing activities of continuing operations amounted to $1,071,732 for the nine months ended September 30, 2025, attributable to the proceeds of $1,071,732 received from sale of marketable securities.

Net cash flows provided by investing activities of continuing operations amounted to $5,565,000 for the nine months ended September 30, 2024, primarily attributable to the net proceeds of $5,640,000 received from sale of warrants.

Cash Flows from Financing Activities of Continuing Operations

Net cash flows provided by financing activities of continuing operations amounted to $1,953,032 for the nine months ended September 30, 2025, primarily attributable to the proceeds of $1,800,000 received from issuance of Series A convertible preferred shares and common shares related to securities purchase agreement after net against related share issuance costs.

Net cash flows used in financing activities of continuing operations amounted to $1,168,769 for the nine months ended September 30, 2024, primarily attributable to the dividend distribution of $834,566, and net repayment of $257,295 for factoring arrangement.

Cash Flows from Discontinued Operations

Net cash flows used in discontinued operations amounted to $166,736 and $1,080,748 in the nine months ended September 30, 2025 and 2024, respectively.

Contractual Obligations

Lease Commitment

We entered into operating leases for office space and a finance lease for vehicle for operating purpose.

Debts

The Company’s debts included long-term debts borrowed from a bank and a financial institution.

As of September 30, 2025, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2025	$11,939
2026	50,597
2027	55,325
2028	60,471
2029	27,857
Thereafter	304,723
Total	$510,912

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

Revenue Recognition

We provide public listing related consulting services to customers pursuant to the specific requirements prescribed in the contracts, which primarily include communicating with intermediary parties, preparing required documents related to the initial public offering and supporting the listing process. The consulting service contracts normally include both cash and noncash considerations. Cash consideration is paid in installment payments and is recognized in revenues over the period of the contract by reference to progress toward complete satisfaction of that performance obligation. Noncash consideration is primarily in the form of warrants of the customers and is measured at fair value at contract inception. Noncash consideration that is variable for reasons other than only the form of the consideration is included in the transaction price, but is subject to the constraint on variable consideration. We assess the estimated amount of the variable noncash consideration at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal of cumulative revenues recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved. Only when the significant revenues reversal is concluded probable of not occurring can variable consideration be included in revenues. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the variable noncash consideration is recognized in revenues until the underlying uncertainties have been resolved.

The valuation of noncash consideration in the form of warrants of the customers are estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses and are reviewed by consulting with third-party valuation appraisers. The fair value of the warrants received from the customers are estimated using the binomial model. Management applies significant judgement related to the valuation model and approach, such as stock price, volatility, selection of comparable companies, and etc. These significant assumptions are based on company specific information and projections, which may not be observable in the market, and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions. We believe the accounting estimate for revenue recognition in connection with the valuation of the warrants received by the Company as part of the consideration for consulting services is a critical accounting estimate because it requires estimates and judgement as to expectations that are highly subjective, but which are inherently uncertain and, as a result, actual results may differ from estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025, as the same may be amended from time to time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time.

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

(c) During the quarter ended September 30, 2025, no HeartCore USA director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of HeartCore USA securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1	Finder’s Agreement, dated as of May 23, 2025, by and between the registrant and Moody Capital Solutions, Inc. (incorporated by reference to Exhibit 10.61 to Pre-Effective Amendment No. 1 to the registrant’s registration statement on Form S-1 (File No. 333-288937) filed on August 29, 2025).
10.2	Purchase Agreement, dated as of October 31, 2025, by and between the registrant and Smith Japan Holdings KK (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 31, 2025, as amended).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: November 18, 2025	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: November 18, 2025	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

