Form 10-K
period 2025-12-31
HeartCore Enterprises, Inc.
filed 2026-03-31
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

14F, Shibuya Sakura Stage Central Building, 1-2 Sakuragaoka-cho, Shibuya-ku, Tokyo, Japan 150-0031
(Address of principal executive offices) (Zip Code)

+81-3-6899-7114

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the closing price of $0.4899 per share of common stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $ 7,593,567.

As of March 31, 2026, there were 25,435,724 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	the level of demand for our services;

●	competition in our markets;

●	our ability to grow and manage growth profitably;

●	our ability to access additional capital;

●	changes in applicable laws or regulations;

●	our ability to attract and retain qualified personnel;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties, including those listed under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1. BUSINESS

This Business section, along with other sections of this annual report on Form 10-K, includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and we do not make any representation as to the accuracy of the information. Unless the context otherwise requires, references herein to “we,” “us” or the “Company” refer to HeartCore Enterprises, Inc. (“HeartCore USA”) and its consolidated subsidiaries, including HeartCore Financial, Inc. (“HeartCore Financial”) and its branch office in Japan, Higgs Field Co., Ltd. (“Higgs Field”), HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), and Sigmaways, Inc. (“Sigmaways”) and its subsidiaries.

Overview

We were incorporated in the State of Delaware on May 18, 2021. In 2022, HeartCore USA started the GO IPO business, which supports Japanese companies listing on The Nasdaq Stock Market (“Nasdaq”) and the New York Stock Exchange (“NYSE”) in the United States. As of March 31, 2026, we have entered into consulting agreements with 16 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

Prior to November 2025, we were also a software development company based in Tokyo, Japan. We provided software through two business units. The first business unit, our CX division, included a customer experience management business (the “CXM Platform”). The second business unit, our DX division, was a digital transformation business which provided customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. In 2025, we made the strategic decision to sell our software business assets in Japan and to concentrate our efforts on our GO IPO consulting business. On October 31, 2025, the Company entered into a Purchase Agreement (the “HeartCore Japan Agreement”) with Smith Japan Holdings KK (“Smith Japan”), pursuant to which the Company agreed to sell to Smith Japan, and Smith Japan agreed to purchase (the “HeartCore Japan Sale”), all of the outstanding equity interests of HeartCore Co., Ltd., a then-wholly owned subsidiary of the Company (“HeartCore Japan”). The HeartCore Japan Sale closed on October 31, 2025.

Go IPO Consulting Services

Since February 2022, we have been offering “Go IPO” consulting services to a number of private Japanese companies where we assist such private Japanese companies and/or their affiliates with their initial public offerings (“IPOs”) in the United States as well as their simultaneous listings onto the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American. More specifically, these consulting services (collectively, “Services”) include the following:

●	Assisting with introductions to law firms, underwriters and auditing firms, in order that clients can make their selections, at their sole discretion;

●	Provision of process mining and task mining licenses for internal audit and internal control;

●	Assisting in the preparation of documentation for internal controls required for an initial public offering and simultaneous listing on the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American;

●	Providing support services to remove problematic accounting accounts upon listing support;

●	Translation of requested documents into English;

●	Attend and, if requested by the other party, lead, meetings of management and employees;

●	Provide support services related to the Nasdaq, the New York Stock Exchange or the NYSE American listing;

●	Conversion of accounting data from Japanese standards to accounting principles generally accepted in the U.S. (“U.S. GAAP”);

●	Assist in the preparation of S-1 or F-1 filings;

●	Creation of English web page; and

●	Preparing an investor presentation/deck and executive summary of the operations.

In providing the Services, we do not provide investment advice regarding the value of securities, nor do we engage in the solicitation of investors or the negotiation of securities transactions. We do not provide accounting or legal advice, and we do not act as an investment advisor or broker-dealer.

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

Sales and Marketing

Our sales and marketing strategy is focused on supporting growth-stage Japanese enterprises seeking access to U.S. capital markets through our Go IPO service offering. We specialize in providing end-to-end advisory and execution support to companies navigating the transition from Japanese domestic standards to the regulatory, financial reporting, and governance requirements applicable to U.S. public companies.

Unlike traditional software-driven sales models, our go-to-market approach is relationship-driven and highly targeted. We primarily source potential clients through our established network of strategic partners, including securities firms, legal advisors, accounting firms, and financial consultants, as well as through referrals from existing clients and industry participants. We also engage directly with prospective clients through industry seminars, educational workshops, and targeted outreach to companies that we believe are suitable candidates for U.S. listings.

Our sales process typically begins with an initial assessment of a prospective client’s readiness for a U.S. public listing, including an evaluation of financial reporting capabilities, internal controls, and corporate governance structures. Based on this assessment, we provide tailored advisory proposals that outline the scope of services required to achieve compliance with U.S. regulatory standards. Engagements are generally structured as long-term advisory relationships, reflecting the complexity and duration of the IPO preparation process.

We further expand our client base by cultivating long-term relationships with key stakeholders in the capital markets ecosystem. Our partnerships enable us to maintain a steady pipeline of potential clients and enhance our ability to deliver integrated solutions across legal, financial, and operational domains.

Our marketing efforts are focused on establishing thought leadership and building credibility within our target market. We conduct and participate in industry events, publish educational content related to U.S. capital markets and regulatory requirements, and leverage our professional network to increase awareness of our services. These efforts are designed to position us as a trusted partner for Japanese companies seeking cross-border capital market opportunities.

In addition, we support client retention and expansion through ongoing advisory services following initial engagements. As clients progress through their IPO journey and beyond, we provide continuous support in areas such as financial reporting, compliance, and investor relations, which may lead to additional service opportunities.

Competition

The market for providing consulting services to private Japanese companies seeking to list on United States securities exchanges is highly competitive and fragmented. We compete with a wide range of firms, from large global consultancies to specialized boutique firms and financial services providers.

Competitive Landscape

Our primary competitors generally fall into the following categories:

●	Global Consulting and Accounting Firms: Large multinational firms provide comprehensive IPO readiness, internal control conversion, and U.S. GAAP reconciliation services (from generally accepted accounting principles in Japan (“Japanese GAAP”). These firms possess significant brand recognition, vast global resources, and long-standing relationships with Japanese conglomerates.
●	Specialized Financial Advisory and IR Firms: Various boutique firms in both Japan and the U.S. specialize in investor relations, “equity story” development, and English-language financial communications.
●	Investment Banks and Underwriters: While we do not act as an underwriter or broker-dealer, the advisory arms of major investment banks often provide preliminary structuring and “readiness” advice to their clients as part of the underwriting relationship.

Our Competitive Advantages

We believe our ability to compete effectively depends on several factors, including but not limited to, our specific expertise in the Japan-to-U.S. listing pipeline, our unique fee structure, and the quality of our bilingual execution. Our competitive strengths include:

●	Niche Specialization: Unlike broad-based consultancies, our Go IPO suite is specifically engineered for the unique regulatory and cultural hurdles Japanese issuers face when entering the U.S. markets (e.g., Japanese GAAP to U.S. GAAP conversion and SEC-compliant internal control documentation).
●	Integrated Execution: By combining technical accounting support, process mining technology, English-language translation, and investor deck preparation into a single service suite, we offer a “one-stop” solution that reduces the administrative burden on the issuer’s management.
●	Aligned Compensation Model: Our willingness to accept a portion of our compensation in the form of warrants aligns our long-term interests with the successful public debut and post-listing performance of our clients.
●	Independence: Because we do not act as auditors, underwriters or legal counsel, we occupy an independent advisory role that allows us to assist clients with introductions to these third-party professionals without the conflicts of interest inherent in integrated financial institutions. We do not take part in the selection of, or negotiation of terms with, law firms, underwriters or audit firms. Such selection and negotiation is the sole responsibility of the client.

Competitive Risks

Many of our current and potential competitors have significantly greater financial, technical, and marketing resources than we do. They may have longer operating histories, larger client bases, and more established relationships with U.S. exchanges and regulators. Increased competition could result in price reductions, reduced operating margins, or a loss of market share. To remain competitive, we must continue to enhance our service offerings and maintain our reputation for successfully navigating the complexities of the U.S. IPO process for Japanese issuers.

Recent Developments

Establishment of Higgs Field Co., Ltd.

In October 2025, the Company established Higgs Field Co., Ltd. as a new subsidiary in Japan as part of its strategic transition toward financial services-related business opportunities.

Higgs Field Co., Ltd. is currently engaged in providing consulting services related to digital securities, including self-offered corporate bonds and similar instruments. Over the longer term, the Company intends to expand this business by pursuing registration as a licensed securities firm in Japan, which would enable it to broaden the scope of its services, subject to obtaining the necessary regulatory approvals.

Sale of 51% Interest in Sigmaways, Inc.

In 2025, the Company made the strategic decision to sell its software business assets in Japan and to concentrate its efforts on the GO IPO consulting business. In connection therewith, in addition to the HeartCore Japan Sale, which closed on October 31, 2025, the Company is assessing all strategic alternatives to divest its 51% equity interest in Sigmaways, Inc. to a third party.

As of the date of this report, the Company has not entered into a definitive agreement with respect to a sale of its equity interest in Sigmaways. Accordingly, there can be no assurance that any transaction will be consummated. Any potential transaction remains subject to, among other things, the negotiation and execution of definitive agreements and the satisfaction of customary closing conditions.

Sale of HeartCore Japan

On October 31, 2025, the Company entered into the HeartCore Japan Agreement with Smith Japan in relation to the HeartCore Japan Sale. Pursuant to the terms of the HeartCore Japan Agreement, the purchase price of the HeartCore Japan Sale was ¥1,800,418,650 (equivalent to approximately $12 million, based on the October 31, 2025 Federal Reserve conversion rate of ¥154.10 = USD $1) (the “Purchase Price”), subject to adjustment as set forth in the HeartCore Japan Agreement, to be paid as follows:

(a)	An amount of ¥1,013,340,000 less the amount of HeartCore Japan’s debts as set forth in the HeartCore Japan Agreement (the “Estimated Debt”) will be paid by the Smith Japan to the Company on the closing date (such final amount, the “Closing Payment”).
(b)	An amount of ¥126,133,200 (the “Holdback Amount”) will be retained by the Smith Japan from the Closing Payment, and, subject to the provisions of the HeartCore Japan Agreement, will be paid by Smith Japan to the Company on the first business day occurring the later of: (a) 180 days after the closing date, or (b) if applicable, the date the Net Tangible Assets (as defined in the HeartCore Japan Agreement) is finally determined pursuant to the terms of the HeartCore Japan Agreement (the “Holdback Release Date”).
(c)	An amount of ¥273,866,800 (the “Long Term Holdback Amount”) in respect of the agreements (“Multi-year Licensing Agreements”) concerning the licensing of HeartCore Japan’s “HeartCore CMS” product to a specified customer for a period of more than one year will be retained by Smith Japan from the Closing Payment and will be paid by Smith Japan as set forth in the HeartCore Japan Agreement.

(d)	Subject to the provisions of the HeartCore Japan Agreement, an amount of ¥387,078,650 (the “Deferred Consideration”), which shall consist of a principal amount of ¥322,700,000 with an uncompounded rate of interest of 6.65% per annum, will be retained by Smith Japan from the Closing Payment and will be paid by Smith Japan on October 31, 2028, the third annual anniversary of the closing date.
(e)	Within five business days following the final determination of the actual amount of HeartCore Japan’s debts as of the closing (the “Final Debt Amount”), Smith Japan shall pay to the Company an amount equal to (i) the Estimated Debt minus (ii) the Final Debt Amount. For the avoidance of doubt, if the Final Debt Amount is greater than the Estimated Debt, no payment shall be owed by Smith Japan.

Pursuant to the terms of the HeartCore Japan Agreement, for a period of six months following the closing date, (i) the Company agreed to provide Smith Japan with certain accounting and reporting transition services, and (ii) Smith Japan agreed to provide the Company with certain human resources transition services.

The HeartCore Japan Agreement contains customary representations, warranties, conditions, covenants, and indemnification obligations for a transaction of this type.

The HeartCore Japan Sale closed on October 31, 2025.

One-Time Distribution to Stockholders

HeartCore USA and its Board of Directors deemed it in the best interests of HeartCore USA and its stockholders to authorize a one-time payment to its stockholders in the amount of $0.13 per share of common stock. For U.S. federal tax purposes, this payment to stockholders will be deemed to be a distribution. The record date for holders of HeartCore USA’s common stock to participate in the distribution was November 10, 2025, and the payment date was November 17, 2025.

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

Properties

Our corporate headquarters were previously operated through HeartCore Co., Ltd. On October 31, 2025, we disposed of HeartCore Co., Ltd. and, on the same date, established Higgs Field Co., Ltd. From November 1, 2025 through January 10, 2026, Higgs Field Co., Ltd. operated from office space within HeartCore Co., Ltd. On January 11, 2026, we relocated our office to 14F, Shibuya Sakura Stage Central Building, 1-2 Sakuragaoka-cho, Shibuya-ku, Tokyo, Japan, where we lease approximately 2,005 square feet of office space from an unaffiliated third party. This lease has a term from January 11, 2026 through January 10, 2028, with an expected renewal period of an additional two years. Terms of the office lease provide for a base rent payment of $23,268 per month and a share of sales taxes of $2,327 per month.

The Japan branch office of HeartCore Financial, Inc. is located at JP Tower 14F, 2-7-2 Marunouchi, Chiyoda-ku, Tokyo, Japan, where we lease office space from an unaffiliated third party. This lease has a term ending in March 2026. Terms of the office lease provide for a base rent payment of $935 per month and a share of sales taxes of $94 per month.

The office of HeartCore Luvina Vietnam Company Limited is located at Software Park Building, No. 2 Quang Trung, Hai Chau district, Da Nang City, Vietnam, where we lease approximately 915 square feet of office space from an unaffiliated third party with lease term ending in January 2026. Terms of the office lease provide for a quarterly base rent payment of $2,516.

Employees and Human Capital Management

We are passionate about building a company culture where people can do their best work. Our company culture and our people are not just human resources priorities but critical business priorities. As a result, we consistently focus on how we can continue to help employees grow, both personally and professionally.

Since 2009, we have expanded beyond our Japanese headquarters to several offices globally and have built a large remote community. Currently, we are operating primarily from our office in Japan. As of December 31, 2025, we had 44 full-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

Government Regulation

Investment Company Act of 1940

Our GO IPO business assists companies in navigating the IPO process in the U.S. markets. We assist companies in improving their internal systems, planning, and readiness to take their company through the IPO process. We also assist with introductions to third party professional advisors such as law firms, investment bankers, and auditors, in order that clients can make their selections, at their sole discretion. We do not provide investment advice regarding the value of securities, nor do we engage in the solicitation of investors or the negotiation of securities transactions. We do not provide accounting or legal advice. If state or federal regulatory agencies determined that we provided legal or investment advice in violation of existing law, there could be a material adverse effect on our business operations and stock value.

We are not an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act has restrictions that could make it impractical for us to continue our business as contemplated. Our GO IPO services are consulting services only, and we are not in the business of investing, reinvesting or trading in securities. An entity will generally be deemed an “investment company” under Section 3(a)(1) of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We conduct our operations so that we will not be deemed an investment company.

If our activities were deemed to be those of an unregistered broker-dealer or investment adviser, we could face significant civil and criminal penalties and our consulting contracts could be rendered void.

Anti-Money Laundering (“AML”)

The Financial Crimes Enforcement Network (“FinCEN”) is a bureau of the U.S. Department of the Treasury that safeguards the financial system from illicit use, combats money laundering, and counters terrorism financing. Beginning January 1, 2026, new FinCEN rules have expanded AML compliance program requirements to a broader range of consultants and advisers. We maintain internal protocols designed to monitor for suspicious activity as part of our internal risk management practices.

Our operations in Japan are subject to complex and evolving regulatory requirements, and failure to comply with these regulations could have a material adverse effect on our business.

We operate, and intend to expand our operations, in Japan in areas that may be subject to regulation under various Japanese laws and regulations, including, but not limited to, the Financial Instruments and Exchange Act, the Foreign Exchange and Foreign Trade Act, and the Act on the Protection of Personal Information. These laws impose, or may impose, restrictions, licensing requirements, reporting obligations, and other compliance obligations on our current and planned business activities.

In particular, our current consulting services relating to digital securities and our planned expansion into financial services may require us to obtain registrations or licenses under the Financial Instruments and Exchange Act, including registration as a Type I Financial Instruments Business Operator. There can be no assurance that we will be able to obtain such licenses in a timely manner, or at all. If we are required to obtain such licenses and fail to do so, we may be subject to administrative penalties, business restrictions, or other enforcement actions, which could materially and adversely affect our business.

In addition, our cross-border activities and transactions may be subject to regulations under the Foreign Exchange and Foreign Trade Act, including notification or approval requirements. Failure to comply with such requirements could result in penalties or restrictions on our operations.

We also collect and process certain personal information in the course of our operations, and are therefore subject to data protection and privacy regulations in Japan, including the Act on the Protection of Personal Information. Any failure to comply with applicable data protection laws or to adequately safeguard personal information could result in legal liability, regulatory penalties, and reputational harm.

Furthermore, applicable laws and regulations in Japan are subject to change, and regulatory authorities may introduce new interpretations or enforcement practices. As a result, we may be required to modify our business practices, incur additional compliance costs, or obtain additional approvals, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing, even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

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

We may experience significant quarterly fluctuations in our operating results due to our specialized business model and reliance on a limited number of consulting agreements, which makes our future results difficult to predict.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future. As a result of the shift in our business model, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. Unlike companies with recurring subscription revenue, our current business is almost entirely dependent on providing Go IPO consulting services to a specific niche of private Japanese issuers. As a result, our revenue in any given period is highly dependent on the number of new consulting agreements we execute and the progress of our existing clients through the IPO pipeline.

Specific factors that may cause our quarterly operating results to fluctuate include:

●	Timing and Concentration of Agreements: Our revenue is driven by a limited number of high-value consulting agreements. The failure to enter into anticipated agreements in a particular quarter, or a delay in a client’s IPO timeline, can cause significant revenue shortfalls.
●	Volatility of Equity-Based Compensation: A substantial portion of our compensation consists of warrants or stock acquisition rights. The fair value of these instruments is subject to significant quarterly adjustments based on the valuation of the underlying private Japanese companies and market conditions, which may result in non-cash fluctuations in our reported earnings.
●	Pipeline Delays: The U.S. IPO process for Japanese issuers is subject to regulatory hurdles, audit delays, and market windows that are outside of our control. Any delay in a client’s filing of a Form S-1 or F-1 can defer the payment of cash installments.

●	Niche Market Focus: Our current business relates exclusively to Go IPO services for Japanese companies. Changes in Japanese economic policy, U.S.-Japan trade relations, or a cooling of the U.S. IPO market specifically for foreign issuers would disproportionately affect our results.
●	Resource Allocation: The amount and timing of operating expenses, particularly the costs associated with bilingual professional staff, process mining licenses, and specialized translation services required to onboard new clients.
●	Dependence on Third Parties: Our ability to fulfill our service obligations often depends on the schedule and performance of third-party law firms, underwriters, and auditors selected by our clients.
●	Foreign Currency Exchange Rates: As we serve Japanese issuers, fluctuations in the JPY/USD exchange rate can affect the value of our consulting fees and the exercise prices of the stock acquisition rights we hold.

Because of these and other factors, our past results should not be relied upon as an indication of our future performance. If our revenue or operating results in a particular quarter fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

We provide consulting services and ultimately do not control our client’s abilities to go public in the United States or secure a listing on American stock exchanges.

In providing our consulting services, we do not perform accounting services, and do not act as an investment advisor or broker-dealer. Pursuant to the terms of the consulting agreements with the issuers, the parties agree that we will not provide the following services, among others: negotiation of the sale of the issuers’ securities; participation in discussions between the issuers and potential investors; assisting in structuring any transactions involving the sale of the issuers’ securities; pre-screening of potential investors; due diligence activities; and providing advice relating to valuation of or financial advisability of any investments in the issuers. Additionally, we do not take part in the selection of, or negotiation of terms with, law firms, underwriters or audit firms. Such selection and negotiation is the sole responsibility of the client.

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

Our GO IPO business assists companies in navigating the IPO process in the U.S. markets. We do not provide investment, accounting, or legal advice. If state or federal regulatory agency determined our Company provided legal or investment advice in violation of existing law, there could be a material adverse effect on our business operations and stock value.

Our GO IPO services assist companies in improving their internal systems, planning, and readiness to take their company through the IPO process. We also assist with introductions to third party professional advisors such as law firms, investment bankers, and auditors, in order that clients can make their selections, at their sole discretion. We do not provide investment advice regarding the value of securities, nor do we engage in the solicitation of investors or the negotiation of securities transactions.

We are not an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act has restrictions that could make it impractical for us to continue our business as contemplated. Our GO IPO services are consulting services only, and we are not in the business of investing, reinvesting or trading in securities. An entity will generally be deemed an “investment company” under Section 3(a)(1) of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We conduct our operations so that we will not be deemed an investment company.

If our activities were deemed to be those of an unregistered broker-dealer or investment adviser, we could face significant civil and criminal penalties and our consulting contracts could be rendered void.

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

We are exposed to fluctuations in currency exchange rates. Our operations expose us to movements in foreign currency exchange rates, primarily between the U.S. dollar and Japanese Yen. As a result, our revenue, expenses, and operating results may be affected by changes in exchange rates when transactions denominated in foreign currencies are translated into our reporting currency.

In addition, as we continue to develop our business in Japan and may expand our operations internationally in the future, our exposure to foreign currency fluctuations may increase. Exchange rate volatility may affect our ability to accurately predict our financial results and could result in increased variability in our reported earnings.

Although we may implement certain strategies to mitigate foreign currency risks, such strategies may not be effective and may involve additional costs and operational complexity.

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

The Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), and bylaws provide that state or federal court located within the state of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

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

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including our Chief Executive Officer, Sumitaka Yamamoto, and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in Japan, where we are headquartered, and expect to continue to experience a competitive hiring environment. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

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

We cannot predict the prices at which our common stock will trade. The market price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our common stock will tend to increase the volatility of the trading price of our common stock. These fluctuations could cause you to lose all or part of your investment in our common stock, since you might not be able to sell your shares at or above the price you paid for them. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:

●	actual or anticipated changes or fluctuations in our results of operations;

●	the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;

●	announcements by us of new consulting agreements or capital commitments;

●	industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;

●	rumors and market speculation involving us;

●	price and volume fluctuations in the overall stock market from time to time;

●	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our common stock by us or our stockholders;

●	failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	actual or anticipated developments in our business, or our competitors’ businesses, or the competitive landscape generally;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	announced or completed acquisitions of businesses by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	any major changes in our management or our board of directors, particularly with respect to Mr. Yamamoto;

●	general economic conditions and slow or negative growth of our markets; and

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

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

We will remain an emerging growth company until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the end of the fiscal year in which the market value of our common shares that are held by non-affiliates is at least $700.0 million as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the end of the fiscal year during which the fifth anniversary of our initial public offering (which closed on February 14, 2022) occurs.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we will be required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We design, implement, and test internal control over financial reporting to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected. We also could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our internal control over financial reporting may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal control over financial reporting and we are not. While our management is required to attest to internal control over financial reporting and we are required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal control over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal control over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We are a smaller reporting company and are, therefore, exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

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

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we provide only two years of financial statements; and we are not required to provide the table of selected financial data. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies, which could make our common stock less attractive to potential investors, and which could make it more difficult for our stockholders to sell their shares.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting on the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We have established cybersecurity risk management practices designed to protect the confidentiality, integrity, and availability of our information and systems. These practices are part of our broader risk management framework and include procedures for responding to cybersecurity incidents.

Our cybersecurity risk management program includes:

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

Our Board shall also receive periodic reports from management on our cybersecurity risks and cybersecurity risk management program.

ITEM 2. PROPERTIES

Our corporate headquarters were previously operated through HeartCore Co., Ltd. On October 31, 2025, we disposed of HeartCore Co., Ltd. and, on the same date, established Higgs Field Co., Ltd. From November 1, 2025 through January 10, 2026, Higgs Field Co., Ltd. operated from office space within HeartCore Co., Ltd. On January 11, 2026, we relocated our office to 14F, Shibuya Sakura Stage Central Building, 1-2 Sakuragaoka-cho, Shibuya-ku, Tokyo, Japan, where we lease approximately 2,005 square feet of office space from an unaffiliated third party. This lease has a term from January 11, 2026 through January 10, 2028, with an expected renewal period of an additional two years. Terms of the office lease provide for a base rent payment of $23,268 per month and a share of sales taxes of $2,327 per month.

The Japan branch office of HeartCore Financial, Inc. is located at JP Tower 14F, 2-7-2 Marunouchi, Chiyoda-ku, Tokyo, Japan, where we lease office space from an unaffiliated third party. This lease has a term ending in March 2026. Terms of the office lease provide for a base rent payment of $935 per month and a share of sales taxes of $94 per month.

The office of HeartCore Luvina Vietnam Company Limited is located at Software Park Building, No.2 Quang Trung, Hai Chau district, Da Nang City, Vietnam, where we lease approximately 915 square feet of office space from an unaffiliated third party with lease term ending in January 2026. Terms of the office lease provide for a quarterly base rent payment of $2,516 per quarter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed the Nasdaq Capital Market and its stock symbol is “HTCR.” The closing price of our common stock on Nasdaq on March 27, 2026 was $0.2262.

Holders

As of December 31, 2025, there were 25,419,807 shares of common stock issued and outstanding, and we had approximately 28 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

One-Time Distribution to Stockholders

The Company and its Board of Directors deemed it in the best interests of the Company and its stockholders to authorize a one-time payment to its stockholders in the amount of $0.13 per share of common stock. For U.S. federal tax purposes, this payment to stockholders will be deemed to be a distribution. The record date for holders of the Company’s common stock to participate in the distribution was November 10, 2025, and the payment date was November 17, 2025.

Purchases of Equity Securities by the Issuer

On February 18, 2026, the Board of Directors approved a share repurchase program (“2026 Share Repurchase Program”) pursuant to which the Company is authorized to repurchase up to $2.0 million of its outstanding common shares. The timing and amount of repurchases under the program are determined by the Company’s management based on its evaluation of market conditions and other factors. This program has no set termination date and may be suspended or discontinued at any time. To date, the Company has not repurchased any shares pursuant to the 2026 Share Repurchase Program.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Annual Report on Form 10-K are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. References herein to “we,” “us” or the “Company” refers to HeartCore Enterprises, Inc. (“HeartCore USA”) and its consolidated subsidiaries, including  HeartCore Financial, Inc. (“HeartCore Financial”) and its branch office in Japan, Higgs Field Co., Ltd. (“Higgs Field”), HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), and Sigmaways, Inc. (“Sigmaways”) and its subsidiaries.

Business Overview

In 2022, HeartCore USA started the GO IPO business, which supports Japanese companies listing on The Nasdaq Stock Market (“Nasdaq”) and the New York Stock Exchange (“NYSE”) in the United States. As of December 31, 2025, we have entered into consulting agreements with 16 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

Prior to November 2025, we were also a leading software development company based in Tokyo, Japan. We provided software through two business units. The first business unit, our CX division, included a customer experience management business (the “CXM Platform”). The second business unit, our DX division, was a digital transformation business which provided customers with robotics process automation, process mining and task mining to accelerate the digital transformation of enterprises. In 2025, we made the strategic decision to sell our software business assets in Japan and to concentrate our efforts on our GO IPO consulting business. On October 31, 2025, the Company entered into a Purchase Agreement (the “HeartCore Japan Agreement”) with Smith Japan Holdings KK (“Smith Japan”), pursuant to which the Company agreed to sell to Smith Japan, and Smith Japan agreed to purchase (the “HeartCore Japan Sale”), all of the outstanding equity interests of HeartCore Co., Ltd., a then-wholly owned subsidiary of the Company (“HeartCore Japan”). The HeartCore Japan Sale closed on October 31, 2025.

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

In 2025, the Company made the strategic decision to sell its software business assets in Japan and to concentrate its efforts on the GO IPO consulting business. In connection therewith, in addition to the HeartCore Japan Sale, which closed on October 31, 2025, the Company is assessing all strategic alternatives to divest its 51% equity interest in Sigmaways.

As of the date of this report, the Company has not entered into a definitive agreement with respect to a sale of its equity interest in Sigmaways. Accordingly, there can be no assurance that any transaction will be consummated. Any potential transaction remains subject to, among other things, the negotiation and execution of definitive agreements and the satisfaction of customary closing conditions.

In January 2023, we formed HeartCore Financial, Inc. (“HeartCore Financial”), a wholly owned subsidiary of HeartCore USA, in the U.S. as part of our GO IPO consulting business. In November 2023, we formed HeartCore Luvina Vietnam Company(“HeartCore Luvina”), a 51% owned subsidiary, in Vietnam, which is engaged in the business of software development and other services. HeartCore Luvina started operations in February 2024. In October 2025, HeartCore Japan transferred 51% of the outstanding shares of HeartCore Luvina to HeartCore USA.

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

Go IPO Consulting Services

Since February 2022, we have been offering “Go IPO” consulting services to a number of private Japanese companies where we assist such private Japanese companies and/or their affiliates with their initial public offerings (“IPOs”) in the United States as well as their simultaneous listings onto the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American. More specifically, these consulting services (collectively, “Services”) include the following:

●	Assisting with introductions to law firms, underwriters and auditing firms, in order that clients can make their selections, at their sole discretion;

●	Provision of process mining and task mining licenses for internal audit and internal control;

●	Assisting in the preparation of documentation for internal controls required for an initial public offering and simultaneous listing on the Nasdaq Stock Market, the New York Stock Exchange or the NYSE American;

●	Providing support services to remove problematic accounting accounts upon listing support;

●	Translation of requested documents into English;

●	Attend and, if requested by the other party, lead, meetings of management and employees;

●	Provide support services related to the Nasdaq, the New York Stock Exchange or the NYSE American listing;

●	Conversion of accounting data from Japanese standards to accounting principles generally accepted in the U.S. (“U.S. GAAP”);

●	Assist in the preparation of S-1 or F-1 filings;

●	Creation of English web page; and

●	Preparing an investor presentation/deck and executive summary of the operations.

In providing the Services, we do not provide investment advice regarding the value of securities, nor do we engage in the solicitation of investors or the negotiation of securities transactions. We do not provide accounting or legal advice, and we do not act as an investment advisor or broker-dealer.

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

Recent Developments

Establishment of Higgs Field Co., Ltd.

In October 2025, the Company established Higgs Field Co., Ltd. as a new subsidiary in Japan as part of its strategic transition toward financial services-related business opportunities.

Higgs Field Co., Ltd. is currently engaged in providing consulting services related to digital securities, including self-offered corporate bonds and similar instruments. Over the longer term, the Company intends to expand this business by pursuing registration as a licensed securities firm in Japan, which would enable it to broaden the scope of its services, subject to obtaining the necessary regulatory approvals.

Sale of 51% Interest in Sigmaways, Inc.

In 2025, the Company made the strategic decision to sell its software business assets in Japan and to concentrate its efforts on the GO IPO consulting business. In connection therewith, in addition to the HeartCore Japan Sale, which closed on October 31, 2025, the Company is assessing all strategic alternatives to divest its 51% equity interest in Sigmaways, Inc. to a third party.

As of the date of this report, the Company has not entered into a definitive agreement with respect to a sale of its equity interest in Sigmaways. Accordingly, there can be no assurance that any transaction will be consummated. Any potential transaction remains subject to, among other things, the negotiation and execution of definitive agreements and the satisfaction of customary closing conditions.

Sale of HeartCore Japan

On October 31, 2025, the Company entered into the HeartCore Japan Agreement with Smith Japan in relation to the HeartCore Japan Sale. Pursuant to the terms of the HeartCore Japan Agreement, the purchase price of the HeartCore Japan Sale was ¥1,800,418,650 (equivalent to approximately $12 million, based on the October 31, 2025 Federal Reserve conversion rate of ¥154.10 = USD $1) (the “Purchase Price”), subject to adjustment as set forth in the HeartCore Japan Agreement, to be paid as follows:

(a)	An amount of ¥1,013,340,000 less the amount of HeartCore Japan’s debts as set forth in the HeartCore Japan Agreement (the “Estimated Debt”) will be paid by the Smith Japan to the Company on the closing date (such final amount, the “Closing Payment”).
(b)	An amount of ¥126,133,200 (the “Holdback Amount”) will be retained by the Smith Japan from the Closing Payment, and, subject to the provisions of the HeartCore Japan Agreement, will be paid by Smith Japan to the Company on the first business day occurring the later of: (a) 180 days after the closing date, or (b) if applicable, the date the Net Tangible Assets (as defined in the HeartCore Japan Agreement) is finally determined pursuant to the terms of the HeartCore Japan Agreement (the “Holdback Release Date”).
(c)	An amount of ¥273,866,800 (the “Long Term Holdback Amount”) in respect of the agreements (“Multi-year Licensing Agreements”) concerning the licensing of HeartCore Japan’s “HeartCore CMS” product to a specified customer for a period of more than one year will be retained by Smith Japan from the Closing Payment and will be paid by Smith Japan as set forth in the HeartCore Japan Agreement.
(d)	Subject to the provisions of the HeartCore Japan Agreement, an amount of ¥387,078,650 (the “Deferred Consideration”), which shall consist of a principal amount of ¥322,700,000 with an uncompounded rate of interest of 6.65% per annum, will be retained by Smith Japan from the Closing Payment and will be paid by Smith Japan on October 31, 2028, the third annual anniversary of the closing date.
(e)	Within five business days following the final determination of the actual amount of HeartCore Japan’s debts as of the closing (the “Final Debt Amount”), Smith Japan shall pay to the Company an amount equal to (i) the Estimated Debt minus (ii) the Final Debt Amount. For the avoidance of doubt, if the Final Debt Amount is greater than the Estimated Debt, no payment shall be owed by Smith Japan.

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

The HeartCore Japan Sale closed on October 31, 2025.

One-Time Distribution to Stockholders

HeartCore USA and its Board of Directors deemed it in the best interests of HeartCore USA and its stockholders to authorize a one-time payment to its stockholders in the amount of $0.13 per share of common stock. For U.S. federal tax purposes, this payment to stockholders will be deemed to be a distribution. The record date for holders of HeartCore USA’s common stock to participate in the distribution was November 10, 2025, and the payment date was November 17, 2025.

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

Financial Overview

For the years ended December 31, 2025 and 2024, we generated revenues of $8,968,732 and $22,685,544, respectively, and reported a net loss from continuing operations of $4,184,005 and $5,148,651, respectively. We had cash flows used in operating activities of $3,117,101 and $3,890,317, respectively. As noted in our consolidated financial statements, as of December 31, 2025, we had an accumulated deficit of $13,755,534.

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2025 and 2024

The following table summarizes our operating results as reflected in our statements of operations for the fiscal years ended December 31, 2025 and 2024, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	For the Years Ended December 31,
	2025		2024		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%

Revenues	$8,968,732	100.0%	$22,685,544	100.0%	$(13,716,812)	-60.5%
Cost of revenues	5,817,279	64.9%	7,969,898	35.1%	(2,152,619)	-27.0%
Gross profit	3,151,453	35.1%	14,715,646	64.9%	(11,564,193)	-78.6%

Operating expenses:
Selling expenses	233,744	2.6%	621,070	2.7%	(387,326)	-62.4%
General and administrative expenses	6,039,026	67.3%	6,921,959	30.5%	(882,933)	-12.8%
Research and development expenses	-	-	179,762	0.8%	(179,762)	-100.0%
Impairment of intangible asset	-	-	3,878,125	17.1%	(3,878,125)	-100.0%
Impairment of goodwill	-	-	3,276,441	14.5%	(3,276,441)	-100.0%
Total operating expenses	6,272,770	69.9%	14,877,357	65.6%	(8,604,587)	-57.8%

Loss from continuing operations	(3,121,317)	-34.8%	(161,711)	-0.7%	2,959,606	1830.2%

Other expenses	(1,017,788)	-11.3%	(5,350,096)	-23.6%	(4,332,308)	-81.0%

Loss from continuing operations before income tax expense (benefit)	(4,139,105)	-46.1%	(5,511,807)	-24.3%	(1,372,702)	-24.9%

Income taxes expense (benefit)	44,900	0.5%	(363,156)	-1.6%	(408,056)	-112.4%

Net loss from continuing operations	(4,184,005)	-46.6%	(5,148,651)	-22.7%	(964,646)	-18.7%

Income (loss) from discontinued operations, net of income tax	9,677,293	107.9%	(64,249)	-0.3%	9,741,542	15162.2%

Net income (loss)	5,493,288	61.3%	(5,212,900)	-23.0%	10,706,188	205.4%

Less: net loss attributable to non-controlling interests	(300,596)	-3.4%	(3,731,526)	-16.4%	(3,430,930)	-91.9%

Net income (loss) attributable to HeartCore Enterprises, Inc.	5,793,884	64.7%	(1,481,374)	-6.6%	7,275,258	491.1%

Dividends accrued on Series A convertible preferred shares	(94,357)	-1.1%	-	-	94,357	100.0%

Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$5,699,527	63.6%	$(1,481,374)	-6.6%	$7,180,901	484.7%

	For the Years Ended December 31,
	2025		2024		Variance
	Amount	%	Amount	%	Amount	%

Revenues
Revenues from software development services	196,538	2.2%	94,485	0.4%	102,053	108.0%
Revenues from customized software development and services	6,859,246	76.5%	7,854,285	34.6%	(995,039)	-12.7%
Revenues from consulting services	1,912,948	21.3%	14,736,774	65.0%	(12,823,826)	-87.0%
Total revenues	8,968,732	100.0%	22,685,544	100.0%	(13,716,812)	-60.5%

Cost of revenues
Costs of software development services	154,325	2.6%	70,156	0.9%	84,169	120.0%
Costs of customized software development and services	5,142,222	88.4%	7,285,435	91.4%	(2,143,213)	-29.4%
Costs of consulting services	520,732	9.0%	614,307	7.7%	(93,575)	-15.2%
Total cost of revenues	5,817,279	100.0%	7,969,898	100.0%	(2,152,619)	-27.0%

Gross profit
Software development services	42,213	1.3%	24,329	0.2%	17,884	73.5%
Customized software development and services	1,717,024	54.5%	568,850	3.8%	1,148,174	201.8%
Consulting services	1,392,216	44.2%	14,122,467	96.0%	(12,730,251)	-90.1%
Total gross profit	$3,151,453	100.0%	$14,715,646	100.0%	$(11,564,193)	-78.6%

Revenues

Our total revenues decreased by $13,716,812, or 60.5%, to $8,968,732 for the year ended December 31, 2025 from $22,685,544 for the year ended December 31, 2024, mainly attributable to (i) a decreased revenue of $12,823,826 from GO IPO consulting services mainly because we generated significant revenue from noncash consideration of $12,969,683 from one large IPO deal in the prior period, and there was no such large amount of revenue recognized from noncash consideration in the same period in 2025; (ii) a decreased revenue of $995,039 from customized software development and services in connection with a slowdown in revenue of Sigmaways, driven by intense competition in the U.S. software market; and (iii) offset by an increased revenue of $102,053 from software development services in connection with the additional customer orders obtained in Japan.

Cost of Revenues

Our total costs of revenues decreased by $2,152,619, or 27.0%, to $5,817,279 for the year ended December 31, 2025 from $7,969,898 for the year ended December 31, 2024, mainly attributable to the decrease of $2,143,213 in the cost of customized software development and services, which was in light of (i) the decrease in sales and (ii) the decrease was also attributable to Sigmaways’ reduction in subcontracting cost in the current period by ending cooperation with certain costly vendors for cost saving purpose.

Gross Profit

Our total gross profit decreased by $11,564,193, or 78.6%, to $3,151,453 for the year ended December 31, 2025 from $14,715,646 for the year ended December 31, 2024, mainly attributable to (i) a decrease of $12,730,251 in gross profit from GO IPO consulting services, as we generated a significant noncash consideration of from one large IPO deal in the prior period and the significant decrease in noncash consideration revenue caused the decrease in gross profit as we did not incur cost when revenue was recognized from noncash consideration as costs were incurred throughout the consulting service period before IPO completion; offset by (ii) an increase of $1,148,174 in gross profit from customized software development and services, as Sigmaways reduced outsourcing costs by ending cooperation with costly vendors in the current period, resulting in costs decreasing more than revenue did.

For the reasons discussed above, our overall gross profit margin decreased by 29.8% to 35.1% for the year ended December 31, 2025 from 64.9% in the fiscal year 2024.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the fiscal years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025		2024		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	% of

Total revenues	$8,968,732	100.0%	$22,685,544	100.0%	$(13,716,812)	-60.5%
Operating expenses:
Selling expenses	233,744	2.6%	621,070	2.7%	(387,326)	-62.4%
General and administrative expenses	6,039,026	67.3%	6,921,959	30.5%	(882,933)	-12.8%
Research and development expenses	-	-	179,762	0.8%	(179,762)	-100.0%
Impairment of intangible asset	-	-	3,878,125	17.1%	(3,878,125)	-100.0%
Impairment of goodwill	-	-	3,276,441	14.5%	(3,276,441)	-100.0%
Total operating expenses	$6,272,770	69.9%	$14,877,357	65.6%	$(8,604,587)	-57.8%

Selling Expenses

Our selling expenses primarily include advertising expenses, referral expenses, and stock-based compensation.

	For the Years Ended December 31,
	2025		2024		Variance
	Amount	%	Amount	%	Amount	%

Selling expenses
Advertising expenses	$310,572	132.9%	$426,457	68.7%	$(115,885)	-27.2%
Referral expenses	39,374	16.8%	50,000	8.0%	(10,626)	-21.3%
Stock-based compensation	(116,202)	-49.7%	144,613	23.3%	(260,815)	-180.4%
Total selling expenses	$233,744	100.0%	$621,070	100.0%	$(387,326)	-62.4%

Our selling expenses decreased by $387,326, or 62.4%, to $233,744 for the year ended December 31, 2025 from $621,070 in the fiscal year 2024, primarily attributable to (i) a decrease of $260,815 in stock-based compensation due to the resignation from the Company of some of the option and RSU holders resigned from the Company, resulted in the forfeiture of options and RSUs and reversal of SBC expense in 2025 and brought SBC expense in 2025 to negative amounts, while there were no such large amount of forfeiture and reversal of SBC expense in prior year; and (ii) a decrease of $115,885 in advertising expenses as we reduced certain marketing activities and cancelled promotion campaigns with lower advertising performance.

As a percentage of revenues, our selling expenses accounted for 2.6% and 2.7% of our total revenues for the years ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

Our general and administrative expenses primarily consist of employee salaries and welfare expenses, consulting and professional service fees, depreciation and amortization expenses, rent expense, office, utility and other expenses, bad debt, travel and entertainment expenses, and stock-based compensation.

	For the Years Ended December 31,
	2025		2024		Variance
	Amount	%	Amount	%	Amount	%

General and administrative expenses
Salaries and welfare expenses	$3,023,466	50.1%	$2,810,733	40.6%	$212,733	7.6%
Consulting and professional service fees	1,399,168	23.2%	1,904,116	27.5%	(504,948)	-26.5%
Depreciation and amortization expenses	46,373	0.8%	671,618	9.7%	(625,245)	-93.1%
Rent expense	61,336	1.0%	90,376	1.3%	(29,040)	-32.1%
Office, utility and other expenses	1,202,595	19.9%	1,082,353	15.6%	120,242	11.1%
Bad debt	146,115	2.4%	-	-	146,115	100.0%
Travel and entertainment expenses	176,213	2.9%	156,999	2.3%	19,214	12.2%
Stock-based compensation	(16,240)	-0.3%	205,764	3.0%	(222,004)	-107.9%
Total general and administrative expenses	$6,039,026	100.0%	$6,921,959	100.0%	$(882,933)	-12.8%

Our general and administrative expenses decreased by $882,933 or 12.8%, to $6,039,026 for the year ended December 31, 2025 from $6,921,959 in the fiscal year 2024, primarily attributable to (i) a decrease of $625,245 in depreciation and amortization expenses, primarily because we fully impaired intangible assets arising from the acquisition of Sigmaways at the end of the 2024 fiscal year, resulting in no amortization expenses recorded in 2025; (ii) a decrease of $504,948 in consulting and professional services fees mainly because of the decrease in public relations service fees as the Company engaged in public relations related activities in the previous year to enhance compliance and regulation information, while no such activities occurred in 2025; offset by (iii) an increase of $212,733 in salaries and welfare, primarily due to the distribution of a one-time bonus to certain officers and employees in connection with the successful disposition of HeartCore Japan.

As a percentage of revenues, general and administrative expenses were 67.3% and 30.5% of our revenues for the fiscal years ended December 31, 2025 and 2024, respectively.

Research and Development Expenses

Our research and development expenses primarily consist of outsourcing expenses and stock-based compensation.

	For the Years Ended December 31,
	2025		2024		Variance
	Amount	%	Amount	%	Amount	%

Research and development expenses
Outsourcing expenses	$-	-	$177,389	98.7%	$(177,389)	-100.0%
Stock-based compensation	-	-	2,373	1.3%	(2,373)	-100.0%
Total research and development expenses	$-	-	$179,762	100.0%	$(179,762)	-100.0%

Our research and development expenses decreased by $179,762, or 100.0%, to nil in the year ended December 31, 2025 from $179,762 in the year ended December 31, 2024, primarily attributable to a decrease of $177,389 in outsourcing expenses as we reduced outsourcing research and development expenses for cash flow saving purposes in 2025.

As a percentage of revenues, research and development expenses were 0.0% and 0.8% of our revenues for the fiscal years ended December 31, 2025 and 2024, respectively.

Impairment of Intangible Asset

Our impairment of intangible asset decreased by $3,878,125 or 100.0%, to nil for the year ended December 31, 2025 from $3,878,125 in the fiscal year 2024, primarily because we fully impaired intangible asset and goodwill raised from acquisition of Sigmaways due to the recurring net loss position and negative operating cash flows in the prior year, while there was no such impairment of intangible asset activities in 2025.

Impairment of Goodwill

Our impairment of goodwill decreased by $3,276,441 or 100.0%, to nil for the year ended December 31, 2025 from $3,276,441 in the fiscal year 2024, primarily because we fully impaired intangible asset and goodwill raised from acquisition of Sigmaways due to the recurring net loss position and negative operating cash flows in the prior year, while there was no such impairment of goodwill activities in 2025.

Other Income (Expenses), Net

Our other income (expenses) primarily includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, loss on sale of warrants, interest income generated from bank deposits, interest expenses for bank loans and bonds, changes in fair value of derivative liability, impairment of investment in equity securities, loss on forgiveness of note receivable, other income, and other expenses. Total other expenses, net, decreased by $4,332,308 or 81.0%, from other expenses, net, of $5,350,096 for the year ended December 31, 2024 to other expenses, net, of $1,017,788 for the year ended December 31, 2025, primarily attributable to (i) a decrease of $3,970,628 in loss on sale of warrants; (ii) a decrease of $918,151 in loss on fair value changes in investments in marketable securities; (iii) a decrease of $300,000 in impairment of investment in equity securities; offset by (iv) a decrease of $1,032,024 in gain on fair value changes in investment in warrants.

Income Tax Expense (Benefit)

Income tax expense was $44,900 for the year ended December 31, 2025, representing a decrease of $408,056, or 112.4%, from income tax benefit of $363,156 in the fiscal year 2024, mainly because we incurred income tax benefit position in the prior year (mainly because the Company recognized large deferred income tax benefit due to impairment of intangible asset) and income tax expense position in 2025 (the Company incurred consolidated net loss from continuing operations before tax position and minor income tax expense recognized for subsidiaries generated income).

Net Loss from Continuing Operations

As a result of the foregoing, we reported a net loss from continuing operations of $4,184,005 for the year ended December 31, 2025, representing a $964,646, or 18.7%, decrease from a net loss from continuing operations of $5,148,651 for the year ended December 31, 2024.

Income (Loss) from Discontinued Operations, Net of Income Tax

On July 24, 2025, the Board of Directors of the Company approved entry into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. On October 31, 2025, the Company entered into the HeartCore Japan Agreement with Smith Japan in relation to the sale of HeartCore Japan. The results of operations of HeartCore Japan are reported as discontinued operations for all periods presented as the sale of HeartCore Japan represents a strategic shift that has or will have a major impact on its operations and financial results. The sale transaction closed on October 31, 2025. We reported an income from discontinued operations, net of income tax of $9,677,293 for the year ended December 31, 2025, representing a $9,741,542, or 15162.2%, increase from a loss from discontinued operations, net of income tax of $64,249 for the year ended December 31, 2024.

Net Income (Loss)

As a result of the foregoing, we reported a net income of $5,493,288 for the fiscal year ended December 31, 2025, representing a $10,706,188 or 205.4% increase from a net loss of $5,212,900 for the fiscal year ended December 31, 2024.

Net Loss Attributable to Non-controlling Interests

We owned a 51% equity interest of Sigmaways and its subsidiaries and a 51% equity interest of HeartCore Luvina as of December 31, 2025. Accordingly, we recorded net loss attributable to the non-controlling interests of $300,596 and $3,731,526 in the year ended December 31, 2025 and 2024, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc.

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. of $5,793,884 for the fiscal year ended December 31, 2025, representing a $7,275,258 or 491.1% increase from a net loss attributable to HeartCore Enterprise, Inc. of $1,481,374 for the fiscal year ended December 31, 2024.

Dividends Accrued on Series A Convertible Preferred Shares

On June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends accrued on Series A convertible preferred shares of $94,357 in the current period.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net income attributable to HeartCore Enterprises, Inc. common shareholders of $5,699,527 for the year ended December 31, 2025, representing a $7,180,901, or 484.7%, increase from a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $1,481,374 for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had $1,985,962 in cash and cash equivalents as compared to $1,973,810 as of December 31, 2024. We also had $707,865 in accounts receivable as of December 31, 2025. Our accounts receivable primarily include balance due from customers for customized software development and services.

As of December 31, 2025, our working capital was $3,085,642. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenues in the future, and our operating and capital expenditure commitments.

Cash Flows for the Years Ended December 31, 2025 and 2024

The following table sets forth summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Net cash flows used in operating activities of continuing operations	$(3,117,101)	$(3,890,317)
Net cash flows provided by investing activities of continuing operations	5,590,600	6,314,546
Net cash flows provided by (used in) financing activities of continuing operations	(1,493,076)	134,098
Net cash flows used in discontinued operations	(1,034,279)	(1,302,740)
Effect of exchange rate changes	(81,271)	(146,977)
Net change in cash and cash equivalents	(135,127)	1,108,610
Cash and cash equivalents, beginning of the year	2,121,089	1,012,479
Cash and cash equivalents, end of the year	$1,985,962	$2,121,089

Operating Activities

Net cash used in operating activities was $3,117,101 for the year ended December 31, 2025, primarily consisting of the following:

●	Net loss from continuing operations of $4,184,005 for the fiscal year.

●	Warrants received as noncash consideration in total of $837,913 as our GO IPO consulting customers completed the IPO during the period.

●	A gain of $625,675 on fair value changes in investment in warrants due to fair value measurement.

●	Offset by loss of $1,494,234 on fair value changes in investments in marketable securities due to fair value measurement.

●	Offset by an increase of $1,036,456 in income tax payables in connection with the gain recognized from the sale of discontinued operations.

Net cash used in operating activities was $3,890,317 for the year ended December 31, 2024, primarily consisting of the following:

●	Net loss from continuing operations of $5,148,651 for the fiscal year.

●	Marketable securities and warrants received as non-cash consideration of $13,541,693 as our IPO consulting customers completed the IPO during the period.

●	Offset by a total of $7,154,566 loss recognized on impairment of goodwill and intangible asset acquired from business acquisition of Sigmaways and its subsidiaries.

●	Offset by loss of $3,970,628 recognized on sale of warrants to a third party.

●	Offset by a loss of $2,412,385 on fair value changes in investments in marketable securities due to fair value measurement.

●	Offset by a decrease of $1,050,522 in accounts receivable.

Investing Activities

Net cash provided by investing activities amounted to $5,590,600 for the year ended December 31, 2025, primarily consisted of (i) net proceeds of $4,518,868 from sale of discontinued operations, net of cash divested; and (ii) net proceeds of $1,071,732 from sale of marketable securities.

Net cash provided by investing activities amounted to $6,314,546 for the year ended December 31, 2024, primarily consisted of (i) net proceeds of $5,640,000 from sale of warrants, and (ii) net proceeds of $749,546 from sale of marketable securities.

Financing Activities

Net cash used in financing activities amounted to $1,493,076 for the year ended December 31, 2025, primarily consisted of (i) dividends payment of $3,304,575 for common shares; offset by (ii) net proceeds of $1,800,000 from issuance of Series A convertible preferred shares and common shares related to securities purchase agreement.

Net cash provided by financing activities amounted to $134,098 for the year ended December 31, 2024, primarily consisted of (i) net proceed of $1,423,342 from issuance of common shares related to at the market offering agreement; offset by (ii) net repayment of $390,373 for factoring arrangement, and (iii) dividend payment of $834,566 to common shares.

Contractual Obligations

Lease Commitment

The Company has entered into operating leases for office space.

Debts

The Company’s debts included long-term debts borrowed from banks and financial institutions.

As of December 31, 2025, future minimum payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
2026	$50,598
2027	55,325
2028	60,471
2029	27,857
2030	9,973
Thereafter	294,750
Total	$498,974

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

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

Revenue Recognition

We generate revenues from the following main sources: software development services, customized software development and services and consulting services.

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

The valuation of noncash consideration in the form of warrants of the customers are estimates are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses and are reviewed by consulting with third-party valuation appraisers. The fair value of the warrants received from the customers are estimated using the binomial model. Management applies significant judgement related to the valuation model and approach, such as dividend yield assumption, risk free interest rate, volatility, selection of comparable companies, and etc. These assumptions are based on company specific information and projections, which may not be observable in the market, and, therefore, are considered Level 2 and Level 3 measurements. These assumptions are forward-looking and could be affected by future changes in economic and market conditions. We believe the accounting estimate for revenue recognition in connection with the valuation of the warrants received by the Company as part of the consideration for consulting services is a critical accounting estimate because it requires estimates and judgement as to expectations that are highly subjective, but which are inherently uncertain and, as a result, actual results may differ from estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-31 comprising a portion of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the existence of the material weakness identified below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2025, our Company’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth, as of March 31, 2026, the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed.

Name	Age	Positions
Sumitaka Yamamoto	60	Chairman of Board, Chief Executive Officer and President
Kimio Hosaka	57	Chief Operating Officer and Director
Qizhi Gao	44	Chief Financial Officer
Ferdinand Groenewald	41	Director
Yoonji Lee	30	Director
Koji Sato	56	Director

Biographical information concerning our directors and executive officers listed above is set forth below.

Sumitaka Yamamoto. Mr. Yamamoto has served as our Chairman of the Board of Directors since August 16, 2021 and as our Chief Executive Officer and President and been a member of our Board of Directors since May 18, 2021. Mr. Yamamoto is also the founder of HeartCore Co. and has served as the Chief Executive Officer and member of the Board of Directors of HeartCore Co. since June 2009. Mr. Yamamoto is a seasoned information technology software programmer. Mr. Yamamoto graduated with a bachelor’s degree in Spanish from Kansai Gaidai University, Tokyo, Japan. Mr. Yamamoto does not hold, and has not previously held, any directorships in any reporting companies. We believe that Mr. Yamamoto is qualified to serve on our Board of Directors due to his experience in all aspects of our business and his ability to provide an insider’s perspective in board discussions about the business and strategic direction of the Company. We believe that his experience gives him unique insights into our opportunities, challenges and operations.

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

Yoonji Lee. Ms. Lee has served as a member of our Board since September 2025. She is the Founder and CEO of CEEDA Inc., a Tokyo-based HR search fund specializing in women executives and board-level talent. She has served in this role since founding the company in 2022. From 2023 to 2025, she also served as a member of the Board of DG Capital, a power digital grid company. Prior to founding CEEDA Inc., Ms. Lee was a Business Development and Product Manager at KLKTN, a subsidiary of Animoca Brands KK, where she led strategy planning, marketing, and regulatory communication for blockchain-related products. From 2018 to 2022, she worked at JP Morgan Chase & Co. as part of the Corporate & Investment Banking Division, providing advisory services related to equity finance, cross-held shares, and M&A for Japanese prime listed companies. Ms. Lee received a B.A. in Economics and Business from the University of Tokyo. We believe that Ms. Lee is qualified to serve on our Board of Directors due to her experience in business development, financial advisory, and cross-border human capital consulting.

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

Board Leadership Structure and Board’s Role in Risk Oversight

We have not separated the positions of Chairman of the Board and Chief Executive Officer. Mr. Yamamoto has served as our Chairman of the Board of Directors since August 16, 2021 and Chief Executive Officer since May 18, 2021. We believe that combining the positions of Chairman and Chief Executive Officer allows for focused leadership of our organization which benefits us in our relationships with investors, customers, suppliers, employees and other constituencies. We believe that consolidating the leadership of the Company under Mr. Yamamoto is the appropriate leadership structure for our Company at this time and that any risks inherent in that structure are balanced by the oversight of our other independent directors on our Board. However, no single leadership model is right for all companies and at all times. The Board recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, our Board holds executive sessions in which only independent directors are present.

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into the financial category. The audit committee oversees management of financial risks, and our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our business. The Board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Change in Controlled Company Status and Director Independence

Upon initially listing with Nasdaq and until February 2025, the Company qualified as a “controlled company” because more than 50% of the voting power for the election of directors was held by Mr. Yamamoto, the Company’s Chairman of the Board, Chief Executive Officer and President. As of February 2025, Mr. Yamamoto no longer held more than 50% of the voting power for the election of directors and therefore, the Company no longer qualifies as a “controlled company.” As a result, the Company is required, subject to phase-in rules, to comply with Nasdaq requirements that:

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

We no longer qualify as a controlled company and accordingly, on February 14, 2025, we formed a compensation committee and a nominating and corporate governance committee. The Company’s Board of Directors has affirmatively determined that three of its five directors (Ferdinand Groenewald, Yoonji Lee, and Koji Sato) are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. Accordingly, we comply with Nasdaq’s majority independent board requirement.

Committees of the Board of Directors

Our Board of Directors has established three standing committees—the audit committee, compensation committee, and nominating and corporate governance committee—each of which operates under a charter that has been approved by our Board of Directors. Each charter is posted on our website at https://heartcore-enterprises.com/documents-charters.html.

Audit Committee

Our audit committee consists of three independent directors: Ferdinand Groenewald, Yoonji Lee and Koji Sato. Mr. Groenewald is the chair of the audit committee. Mr. Groenewald qualifies as an “audit committee financial expert” under SEC rules. Our audit committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at https://heartcore-enterprises.com/documents-charters.html.

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

Compensation Committee

Because we ceased to be a “controlled company” in February 2025, on February 14, 2025, we formed a compensation committee. The compensation committee is comprised of three independent directors: Ferdinand Groenewald, Yoonji Lee and Koji Sato, with Ms. Lee as the Chair of the compensation committee. Our compensation committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at https://heartcore-enterprises.com/documents-charters.html.

Our compensation committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our executive officers. Our compensation committee is responsible for, among other things:

●	To review and approve the compensation of the Chief Executive Officer and to approve the compensation of all other executive officers.

●	To review, and approve and, when appropriate, recommend to the Board for approval, any employment agreements and any severance arrangements or plans, including any benefits to be provided in connection with a change in control, for the Chief Executive Officer and other executive officers, which includes the ability to adopt, amend and terminate such agreements, arrangements or plans.

●	To review our incentive compensation arrangements.

●	To review and recommend to the Board for approval the frequency with which we will conduct say-on-pay votes.

●	To review director compensation for service on the Board and Board committees at least once a year and to recommend any changes to the Board.

●	To meet at least two times a year.

●	To review the compensation committee charter at least annually and recommend any proposed changes to the Board for approval.

Nominating and Corporate Governance Committee

Because we ceased to be a “controlled company” in February 2025, on February 14, 2025, we formed a nominating and corporate governance committee. The nominating and corporate governance committee is comprised of three independent directors: Ferdinand Groenewald, Yoonji Lee and Koji Sato, with Mr. Sato as the Chair of the nominating and corporate governance committee. Our nominating and corporate governance committee adopted a written charter, a copy of which is posted on the Corporate Governance section of our website, at https://heartcore-enterprises.com/documents-charters.html.

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

HeartCore Enterprises, Inc. Board of Directors

c/o HeartCore Enterprises, Inc.

Attention: Corporate Secretary

14F, Shibuya Sakura Stage Central Building

1-2 Sakuragaoka-cho

Shibuya-ku, Tokyo, Japan 150-0031

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

Code of Ethics

The Company adopted the Code of Ethics, which applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics is available on our website at https://heartcore-enterprises.com/documents-charters.html.

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

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy has been filed with the SEC. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2025 were complied with by each person who at any time during the 2025 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: (i) Yasui Daishin, a 10% stockholder, failed to timely file his Form 3 due in 2022, with such Form 3 being filed in 2025; and Mr. Daishin failed to timely file a Form 4 for two transactions in 2025, with such Form 4 being filed in 2025.

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

Our independent directors have entered into independent director agreements and indemnification agreements with us. Each independent director agreement and indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our Certificate of Incorporation and bylaws against any and all expenses, judgments, fines, penalties and amounts paid in settlement of any claim. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our Certificate of Incorporation and bylaws.

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

ITEM 11. EXECUTIVE COMPENSATION

2025 Summary Compensation Table

The following summary compensation table provides information regarding the compensation paid during our fiscal years ended December 31, 2025 and 2024 to certain of our executive officers, who we collectively refer to as our “Named Executive Officers.”

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sumitaka Yamamoto	2025	$516,709	144,813	$96,316	$				$		$757,838
Chief Executive Officer	2024	$505,714	—	34,917		$—	—	—		$—	$540,631

Kimio Hosaka	2025	$150,709	96,531	$22,426	$				$		$269,666
Chief Operating Officer	2024	$139,714	—	6,316		$—	—	—		$—	$146,030

Keisuke Kuno	2025	$112,864	96,531	$23,920	$				$		$233,315
CX Division Vice President	2024	$123,673	—	7,111		$—	—	—		$—	$130,784

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

Executive Employment Agreement with Keisuke Kuno

On January 10, 2023, we entered into an Amendment Agreement to the Executive Employment Agreement dated as of February 9, 2022. Pursuant to the Amendment Agreement, Mr. Kuno’s annual salary increased from $103,535 to $145,831, effective January 1, 2023. Mr. Kuno resigned in October 2025.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the Named Executive Officers as of December 31, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Of Stock that Have Not Vested (#)	Market Value Per Share Of Shares Or Units of Stock That Have Not Vested ($)
Sumitaka Yamamoto	-	-	$-	-	11,430	$0.3052
Kimio Hosaka	100,000	-	$2.5	12/25/2031	2,866	$0.3052
Keisuke Kuno	-	-	$-	-	-	$-

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, non-qualified deferred compensation plan, or other retirement benefits.

Potential Payments Upon Termination or Change in Control

As described under “Employment Agreements” above, each of the executive officers with whom the Company has entered into an employment agreement is entitled severance if their employment is terminated by the Company without “Cause” or is terminated by the applicable executive with “Good Reason”, in each case as described above.

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

No stock options were issued to executive officers in 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Director Compensation

Other than as set forth in the table below and as described more fully below, we did not pay any compensation or make any equity awards or non-equity awards to any of our non-employee directors during fiscal year 2025.

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

The following table presents the total compensation for each person who served as a non-employee director of the Company during the fiscal year ended December 31, 2025.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Ferdinand Groenewald	63,125	-	63,125
Yoonji Lee (1)	21,334	-	21,334
Heather Neville (2)	41,594	-	41,594
Koji Sato	62,750	-	62,750

(1)	Ms. Lee joined the Company’s Board on September 26, 2025.
(2)	Ms. Neville resigned from the Company’s Board effective September 1, 2025.

Independent Director Agreements

Our independent directors are parties to Independent Director Agreements with us. Such agreements provide that each non-employee director will be compensated as follows:

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

2023 Equity Incentive Plan

On August 1, 2023, the Board approved, and proposed for stockholder approval, the 2023 Equity Incentive Plan (the “2023 Plan”). The Company’s stockholders approved the 2023 Plan on September 29, 2023. The 2023 Plan provides for various stock-based incentive awards, including incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. As of December 31, 2025, there were 1,776,865 shares available for award under the 2023 Plan.

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

Term

The 2023 Plan was effective August 1, 2023 and will terminate on August 1, 2033, unless the Board terminates it earlier.

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

The administrator may set performance objectives based upon the achievement of Company-wide, divisional, business unit or individual goals (including, but not limited to, continued employment or service), applicable federal or state securities laws, or any other basis determined by the administrator in its discretion. Performance goals shall be established by the administrator on the basis of targets to be attained with respect to one or more measures of business or financial performance, subject to the terms of the 2023 Plan.

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

2021 Equity Incentive Plan

Overview

The Board of Directors and stockholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”) on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. There were 4,330 shares available for award as of December 31, 2025 under the 2021 Plan.

The purpose of 2021 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Board may, at any time, terminate or, from time to time, amend, modify or suspend this 2021 Plan, in whole or in part. To the extent then required by applicable law or any applicable stock exchange or required under the Code to preserve the intended tax consequences of the 2021 Plan, or deemed necessary or advisable by the Board, the 2021 Plan and any amendment to the 2021 Plan shall be subject to stockholder approval. Unless earlier terminated by the Board, the 2021 Plan will terminate 10 years from the date of adoption.

Authorized Shares

A total of 2,400,000 shares of the Company’s common stock were initially authorized for issuance pursuant to the 2021 Plan. Subject to adjustment as provided in the 2021 Plan, the maximum aggregate number of shares that may be issued under the 2021 Plan will be cumulatively increased on January 1, 2022 and on each subsequent January 1, by a number of shares equal to the smaller of (i) 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Board.

Additionally, if any award issued pursuant to the 2021 Plan expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, as provided in the 2021 Plan, or, with respect to restricted stock, RSUs, performance units or performance shares, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights the forfeited or repurchased shares) which were subject thereto will become available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the 2021 Plan; all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2021 Plan (unless the 2021 Plan has terminated). Shares that have actually been issued under the 2021 Plan under any award will not be returned to the 2021 Plan and will not become available for future distribution under the 2021 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to the failure to vest, such shares will become available for future grant under the 2021 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholdings related to an award will become available for future grant or sale under the 2021 Plan. To the extent an award under the 2021 Plan is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2021 Plan.

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

Stock Appreciation Rights

SARs may be granted under the 2021 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of the Company’s common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding 10 years. After the termination of service of an employee, director or consultant, they may exercise their stock appreciation right for the period of time stated in their stock appreciation right agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for 12 months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2021 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of the Company’s common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our Named Executive Officers and directors that beneficially owns shares of our common stock; and

●	all of our executive officers and directors as a group.

In the table below, percentage ownership is based on 25,419,807 shares of our common stock issued and outstanding as of December 31, 2025. Unless otherwise noted below, the address for each beneficial owner listed on the table is c/o HeartCore Enterprises, Inc., 14F, Shibuya Sakura Stage Central Building, 1-2 Sakuragaoka-cho, Shibuya-ku, Tokyo, Japan 150-0031. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name and Address of Beneficial Owner	Number and Nature of Shares Beneficially Owned (1)	Percentage of Outstanding Common Stock
Directors and Executive Officers:
Sumitaka Yamamoto	10,751,609	42.30%
Qizhi Gao	48,068	*
Kimio Hosaka	133,820	*
Prakash Sadasivam	2,500,000	9.83%
Ferdinand Groenewald	-	-
Heather Marie Neville	-	-
Yoonji Lee	-	-
Koji Sato	-	-
All executive officers and directors as a group (9 persons) (2)	13,448,442	52.91%

Other 5% Stockholders:
	-	-%

*	less than 1%.
(1)	The percentages in the table have been calculated based on 25,419,807 shares of our common stock outstanding on December 31, 2025. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2025. Common stock options and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.
(2)	Includes the directors and Named Executive Officers listed above, as well as 14,945 shares beneficially owned by Toru Oyama, a director of Higgs Field Co., Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,395,670	1.65	1,781,195	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	2,395,670	1.65	1,781,195

(1)	This represents shares of common stock issuable pursuant to the 2023 Plan and the 2021 Plan.

Our Board of Directors and stockholders approved the 2021 Plan on August 6, 2021. Under the 2021 Plan, 2,400,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiary. The 2021 Plan authorizes equity-based and cash-based incentives for participants. As of December 31, 2025, there were 4,330 shares available for award under the 2021 Plan.

On August 1, 2023 and September 29, 2023, the Board and stockholders, respectively, approved the 2023 Plan. The 2023 Plan provides for various stock-based incentive awards, including ISOs and NQSOs, SARs, restricted stock and RSUs, and other equity-based or cash-based awards. As of December 31, 2025, there were 1,776,865 shares available for award under the 2023 Plan.

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

From time to time, we engage in transactions with related parties. The following is a summary of the related party transactions during the fiscal years ended December 31, 2025 and 2024, and any proposed transactions, requiring disclosure pursuant to Item 404 of Regulation S-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

As of December 31, 2025 and 2024, the Company had due to related party balances of $285 and nil, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the years ended December 31, 2025 and 2024, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $299 and nil, respectively.

As of December 31, 2025 and 2024, the Company had due to related party balances of nil and $885, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2025, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company of $884. During the year ended December 31, 2024, the related party paid operating expenses on behalf of the Company in the amount of $899. As of December 31, 2025 and 2024, the Company had accounts payable and accrued expenses balances of $124,618 and $47,199, respectively, to Luvina Software. During the years ended December 31, 2025 and 2024, the Company engaged the related party for software development and other support services of $290,305 and $202,288, respectively.

As of December 31, 2025 and 2024, the Company had a short-term debt balance of $75,000 to Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5% and due on demand.

Director Independence

The Company’s Board of Directors has affirmatively determined that three of its five directors (Ferdinand Groenewald, Yoonji Lee, and Koji Sato), representing a majority of the Company’s directors, are independent directors of the Company within the meaning of Nasdaq Capital Market’s rules. Until February 14, 2025, we were a “controlled company” under Nasdaq Capital Market rules and therefore, were not required to have a majority of independent directors on the Board.

As a controlled company until February 14, 2025, the Company was not required to comply with certain corporate governance requirements under Nasdaq Capital Market rules, including, but not limited to, the requirement that a majority of the Company’s Board of Directors consist of “independent directors” as defined by the applicable rules and regulations of Nasdaq Capital Market. Because we no longer qualify as a controlled company, on February 14, 2025, we formed a Compensation Committee and a Nominating and Corporate Governance Committee, and we are required, subject to a phase-in period, to have a majority of independent directors on the Board. We currently comply with the majority independent director requirement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit Fees	$442,900	$609,779
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$442,900	$609,779

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

HEARTCORE ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HeartCore Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HeartCore Enterprises, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 31, 2026

HeartCore Enterprises, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,985,962	$1,973,810
Accounts receivable	707,865	1,030,243
Investments in marketable securities	3,690,187	4,495,703
Prepaid expenses	182,077	131,325
Current portion of long-term note receivable	100,000	100,000
Deferred offering costs	250,000	-
Other current assets	208,503	136,217
Current assets of discontinued operations	-	1,550,067
Proceeds receivable from sale of discontinued operations	1,291,298	-
Total current assets	8,415,892	9,417,365

Non-current assets:
Property and equipment, net	291,589	475,697
Operating lease right-of-use assets	29,449	172,594
Long-term investment in warrants	280,924	577,786
Long-term note receivable	-	100,000
Deferred tax assets	23,121	31,575
Security deposits	282,958	108,880
Other non-current assets	549	11,715
Non-current assets of discontinued operations	-	3,069,422
Long-term proceeds receivable from sale of discontinued operations	3,736,995	-
Total non-current assets	4,645,585	4,547,669

Total assets	$13,061,477	$13,965,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,146,501	$1,637,108
Accounts payable and accrued expenses - related party	124,618	47,199
Accrued payroll and other employee costs	509,547	273,115
Due to related party	285	885
Short-term debt - related party	75,000	75,000
Current portion of long-term debts	50,598	46,382
Insurance premium financing	13,430	16,626
Factoring liability	135,982	172,394
Operating lease liabilities, current	32,793	134,910
Finance lease liabilities, current	-	15,956
Income tax payables	1,857,386	818,030
Deferred revenue	676,216	751,251
Derivative liability	121,719	-
Other current liabilities	586,175	589,762
Current liabilities of discontinued operations	-	2,843,104
Total current liabilities	5,330,250	7,421,722

Non-current liabilities:
Long-term debts	448,376	498,706
Operating lease liabilities, non-current	-	41,530
Finance lease liabilities, non-current	-	43,593
Asset retirement obligations	-	72,463
Non-current liabilities of discontinued operations	-	2,425,005
Total non-current liabilities	448,376	3,081,297

Total liabilities	5,778,626	10,503,019

Shareholders’ equity:
Preferred shares, $0.0001 par value, 20,000,000 shares authorized; Series A convertible preferred shares, 4,000 and no shares designated, 1,017 and no shares issued and outstanding as of December 31, 2025 and 2024, respectively; aggregate liquidation preference of $1,158,362 and nil as of December 31, 2025 and 2024, respectively	691,858	-
Common shares, $0.0001 par value, 200,000,000 shares authorized, 25,419,807 and 21,937,987 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,542	2,193
Subscription receivable	-	(103,942)
Additional paid-in capital	21,899,754	20,656,153
Accumulated deficit	(13,755,534)	(16,244,843)
Accumulated other comprehensive income (loss)	(58,497)	343,936
Total HeartCore Enterprises, Inc. shareholders’ equity	8,780,123	4,653,497
Non-controlling interests	(1,497,272)	(1,191,482)
Total shareholders’ equity	7,282,851	3,462,015

Total liabilities and shareholders’ equity	$13,061,477	$13,965,034

The accompanying notes are an integral part of these consolidated financial statements.

HeartCore Enterprises, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2025	2024
Revenues	$8,968,732	$22,685,544
Cost of revenues (including cost of revenues resulting from transactions with a related party of $261,257 and $160,502 for the years ended December 31, 2025 and 2024, respectively)	5,817,279	7,969,898
Gross profit	3,151,453	14,715,646

Operating expenses:
Selling expenses	233,744	621,070
General and administrative expenses (including general and administrative expenses resulting from transactions with a related party of $29,048 and $41,786 for the years ended December 31, 2025 and 2024, respectively)	6,039,026	6,921,959
Research and development expenses	-	179,762
Impairment of intangible asset	-	3,878,125
Impairment of goodwill	-	3,276,441
Total operating expenses	6,272,770	14,877,357

Loss from continuing operations	(3,121,317)	(161,711)

Other income (expenses):
Changes in fair value of investments in marketable securities	(1,494,234)	(2,412,385)
Changes in fair value of investment in warrants	625,675	1,657,699
Loss on sale of warrants	-	(3,970,628)
Impairment of investment in equity securities	-	(300,000)
Changes in fair value of derivative liability	114,422	-
Loss on forgiveness of note receivable	(100,000)	(100,000)
Interest income	5,381	15,882
Interest expenses	(87,660)	(118,789)
Other income	100,233	32,042
Other expenses	(181,605)	(153,917)
Total other expenses	(1,017,788)	(5,350,096)
Loss from continuing operations before income tax expense (benefit)	(4,139,105)	(5,511,807)
Income tax expense (benefit)	44,900	(363,156)
Net loss from continuing operations	(4,184,005)	(5,148,651)
Income (loss) from discontinued operations, net of income tax	9,677,293	(64,249)
Net income (loss)	5,493,288	(5,212,900)
Less: net loss attributable to non-controlling interests	(300,596)	(3,731,526)
Net income (loss) attributable to HeartCore Enterprises, Inc.	5,793,884	(1,481,374)
Dividends accrued on Series A convertible preferred shares	(94,357)	-
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$5,699,527	$(1,481,374)

Other comprehensive loss:
Foreign currency translation adjustment	(152,969)	(16,614)
Total comprehensive income (loss)	5,340,319	(5,229,514)
Less: comprehensive loss attributable to non-controlling interests	(305,790)	(3,760,195)
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$5,646,109	$(1,469,319)

Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share
Basic	$(0.17)	$(0.07)
Diluted	$(0.17)	$(0.07)

Income (loss) from discontinued operations per common share
Basic	$0.42	$(0.00)
Diluted	$0.38	$(0.00)

Net income (loss) attributable to HeartCore Enterprises, Inc. per common share
Basic	$0.25	$(0.07)
Diluted	$0.22	$(0.07)

Weighted average common shares outstanding
Basic	23,072,519	20,940,956
Diluted	25,459,388	20,940,956

The accompanying notes are an integral part of these consolidated financial statements.

HeartCore Enterprises, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Shares		Common Shares					Accumulated	Total HeartCore Enterprises,
	Number of		Number of		Subscription	Additional Paid-in	Accumulated	Other Comprehensive	Inc. Shareholders’	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance, December 31, 2023	-	$-	20,842,690	$2,083	$-	$19,594,801	$(14,763,469)	$331,881	$5,165,296	$2,501,518	$7,666,814
Net loss	-	-	-	-	-	-	(1,481,374)	-	(1,481,374)	(3,731,526)	(5,212,900)
Foreign currency translation adjustment	-	-	-	-	-	-	-	12,055	12,055	(28,669)	(16,614)
Capital contribution from non-controlling shareholder	-	-	-	-	-	-	-	-	-	67,195	67,195
Issuance of common shares related to at the market offering agreement	-	-	1,004,190	101	(103,942)	1,527,183	-	-	1,423,342	-	1,423,342
Dividends paid for common shares	-	-	-	-	-	(834,566)	-	-	(834,566)	-	(834,566)
Stock-based compensation	-	-	91,107	9	-	368,735	-	-	368,744	-	368,744
Balance, December 31, 2024	-	-	21,937,987	2,193	(103,942)	20,656,153	(16,244,843)	343,936	4,653,497	(1,191,482)	3,462,015
Net loss	-	-	-	-	-	-	5,793,884	-	5,793,884	(300,596)	5,493,288
Foreign currency translation adjustment	-	-	-	-	-	-	-	(147,775)	(147,775)	(5,194)	(152,969)
Cumulative translation adjustment reclassified into earnings due to disposal of discontinued operations	-	-	-	-	-	-	-	(254,658)	(254,658)		(254,658)
Issuance of common shares related to at the market offering agreement	-	-	15,892	2	-	30,443	-	-	30,445	-	30,445
Collection of subscription receivable	-	-	-	-	103,942	-	-	-	103,942	-	103,942
Issuance of Series A convertible preferred shares	2,000	1,360,586	-	-	-	-	-	-	1,360,586	-	1,360,586
Issuance of common shares related to securities purchase agreement	-	-	750,000	75	-	203,198	-	-	203,273	-	203,273
Issuance of common shares related to equity purchase agreement	-	-	485,437	49	-	249,951	-	-	250,000	-	250,000
Series A convertible preferred shares converted to common shares	(983)	(668,728)	1,619,164	162	-	668,566	-	-	-	-	-
Issuance of common shares for dividends on Series A convertible preferred shares	-	-	336,391	34	-	219,966	-	-	220,000	-	220,000
Dividends accrued on Series A convertible preferred shares	-	-	-	-	-	(94,357)	-	-	(94,357)	-	(94,357)
Dividends paid for common shares	-	-	-	-	-	-	(3,304,575)	-	(3,304,575)	-	(3,304,575)
Exercise of stock options	-	-	100,000	10	-	116,990	-	-	117,000	-	117,000
Stock-based compensation	-	-	174,936	17	-	(151,156)	-	-	(151,139)	-	(151,139)
Balance, December 31, 2025	1,017	$691,858	25,419,807	$2,542	$-	$21,899,754	$(13,755,534)	$(58,497)	$8,780,123	$(1,497,272)	$7,282,851

 The accompanying notes are an integral part of these consolidated financial statements.

HeartCore Enterprises, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2025	2024
Cash flows from operating activities of continuing operations:
Net income (loss)	$5,493,288	$(5,212,900)
Income (loss) from discontinued operations, net of income tax	9,677,293	(64,249)
Net loss from continuing operations	(4,184,005)	(5,148,651)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities of continuing operations:
Depreciation and amortization expenses	46,373	676,047
Loss on disposal of property and equipment	116,981	1,798
Non-cash lease expense	62,845	126,217
Gain on termination of lease	(9,059)	-
Impairment of intangible asset	-	3,878,125
Impairment of goodwill	-	3,276,441
Deferred income taxes	9,192	(1,297,495)
Stock-based compensation	(151,139)	368,744
Marketable securities received as noncash consideration	-	(572,010)
Warrants received as noncash consideration	(837,913)	(12,969,683)
Changes in fair value of investments in marketable securities	1,494,234	2,412,385
Changes in fair value of investment in warrants	(625,675)	(1,657,699)
Loss on sale of warrants	-	3,970,628
Impairment of investment in equity securities	-	300,000
Impairment of investment in SAFE	-	75,000
Changes in fair value of derivative liability	(114,422)	-
Loss on forgiveness of note receivable	100,000	100,000
Gain on settlement of asset retirement obligations	(45,873)	-
Changes in assets and liabilities:
Accounts receivable	322,040	1,050,522
Prepaid expenses	86,563	178,949
Other assets	(119,413)	71,469
Accounts payable and accrued expenses	(485,665)	318,803
Accounts payable and accrued expenses - related party	79,600	47,955
Accrued payroll and other employee costs	234,835	(59,033)
Due to related party	(585)	-
Operating lease liabilities	(54,400)	(131,935)
Income tax payables	1,036,456	667,483
Deferred revenue	(75,035)	(98,145)
Other liabilities	(3,036)	523,768
Net cash flows used in operating activities of continuing operations	(3,117,101)	(3,890,317)

Cash flows from investing activities of continuing operations:
Purchase of investment in SAFE	-	(75,000)
Net proceeds from sale of warrants	-	5,640,000
Proceeds from sale of marketable securities	1,071,732	749,546
Proceeds from sale of discontinued operations, net of cash divested	4,518,868	-
Net cash flows provided by investing activities of continuing operations	5,590,600	6,314,546

Cash flows from financing activities of continuing operations:
Payments for finance lease	(14,666)	(16,518)
Proceeds from related party debt	-	75,000
Repayment of long-term debts	(46,114)	(33,919)
Repayment of insurance premium financing	(142,696)	(156,063)
Net repayment of factoring arrangement	(36,412)	(390,373)
Capital contribution from non-controlling shareholder	-	67,195
Dividends paid for common shares	(3,304,575)	(834,566)
Proceeds from issuance of common shares related to at the market offering agreement	30,445	1,423,342
Proceeds from collection of subscription receivable	103,942	-
Proceeds from exercise of stock options	117,000	-
Proceeds from issuance of Series A convertible preferred shares and common shares related to securities purchase agreement, net of share issuance costs	1,800,000	-
Net cash flows provided by (used in) financing activities of continuing operations	(1,493,076)	134,098

Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(854,831)	(884,654)
Net cash flows provided by investing activities of discontinued operations	171,641	34,658
Net cash flows used in financing activities of discontinued operations	(351,089)	(452,744)
Net cash flows used in discontinued operations	(1,034,279)	(1,302,740)

Effect of exchange rate changes	(81,271)	(146,977)

Net change in cash and cash equivalents	(135,127)	1,108,610
Cash and cash equivalents - beginning of the year	2,121,089	1,012,479
Cash and cash equivalents - end of the year	$1,985,962	$2,121,089

Supplemental cash flow disclosures:
Interest paid	$109,440	$143,101
Income taxes paid	$211,844	$298,466

Non-cash investing and financing transactions:
Insurance premium financing	$139,500	$172,689
Warrants converted to marketable securities	$1,760,450	$6,443,276
Issuance of common shares related to equity purchase agreement	$250,000	$-
Dividends accrued on Series A convertible preferred shares	$94,357	$-
Issuance of common shares for dividends on Series A convertible preferred shares	$220,000	$-
Series A convertible preferred shares converted to common shares	$668,728	$-

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

The share exchange on July 16, 2021 has been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled these two entities before and after the transaction. The consolidation of HeartCore USA and its subsidiary has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the earliest period presented in the consolidated financial statements.

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

On July 24, 2025, the Board of Directors of the Company approved entry into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The sale of HeartCore Japan represented a strategic shift that had a major impact on the results of operations and has been accounted for as a discontinued operation (see NOTE 15). The sale transaction closed on October 31, 2025.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has presented the assets and liabilities of HeartCore Japan and its results of operations and cash flows as discontinued operations in the consolidated financial statements as of and for all periods presented. All footnotes exclude balances and activities of HeartCore Japan unless otherwise noted. All significant intercompany accounts and transactions have been eliminated.

Non-controlling Interests

The portion of the income or loss applicable to the non-controlling interests in Sigmaways and its wholly-owned subsidiaries and HeartCore Luvina is separately reflected in the consolidated statements of operations and comprehensive income (loss).

Use of Estimates

In preparing the consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful life of property and equipment, impairment of long-lived assets, valuation of stock-based compensation, valuation allowance of deferred tax assets, implicit interest rate of operating and finance leases, valuation of asset retirement obligations, valuation of investment in warrants, revenue recognition with respect to fair value of noncash consideration, and valuation of derivative liability. Actual results could differ from those estimates.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives, as more details follow:

	Depreciation Method	Useful Life
Leasehold improvements	Straight-line method	Shorter of estimated useful life or lease term
Machinery and equipment	Straight-line method	19 years
Vehicle	Straight-line method	5 years

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

In the years ended December 31, 2025 and 2024, software development costs expensed as incurred amounted to nil and $179,762, respectively. These software development costs were included in the research and development expenses.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the years ended December 31, 2025 and 2024.

Foreign Currency Translation

The functional currency of HeartCore Japan, HeartCore Financial – Japan and Higgs Field is the Japanese Yen (“JPY”). The functional currency of HeartCore USA, HeartCore Financial and Sigmaways is the United States Dollar (“US$”). The functional currency of Sigmaways B.V. is the Euro (“EUR”). The functional currency of Sigmaways Technologies is the Canada Dollar (“CAD”). The functional currency of HeartCore Luvina is the Vietnam Dong (“VND”). Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive income (loss).

The reporting currency of the Company is the US$, and the consolidated financial statements have been expressed in US$. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rates on the balance sheet dates. Revenues and expenses are translated at average rates prevailing during the periods. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the consolidated statements of changes in shareholders’ equity.

Translation of amounts from the functional currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2025	December 31, 2024
Current JPY: US$1 exchange rate	156.53	158.15
Average JPY: US$1 exchange rate	149.53	150.77
Current EUR: US$1 exchange rate	0.85	0.97
Average EUR: US$1 exchange rate	0.89	0.92
Current CAD: US$1 exchange rate	1.37	1.44
Average CAD: US$1 exchange rate	1.40	1.37
Current VND: US$1 exchange rate	26,247.50	25,435.50
Average VND: US$1 exchange rate	26,009.96	25,034.67

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company determines that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amounts of revenues recognized during the years ended December 31, 2025 and 2024 that were included in the opening deferred revenue balances were approximately $0.6 million and $0.6 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by revenue stream types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the years ended December 31, 2025 and 2024 is as follows:

	For the Years Ended
	December 31,
	2025	2024
Revenues from software development services	$196,538	$94,485
Revenues from customized software development and services	6,859,246	7,854,285
Revenues from consulting services	1,912,948	14,736,774
Total revenues	$8,968,732	$22,685,544

Cost of Revenues

Cost of revenues primarily consists of salaries and outsourcing expenses for personnel and parties directly involved in the delivery of services to customers.

Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services, and costs of direct advertising, and are included in selling expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC Topic 720-35, “Advertising Costs”. The advertising expenses were $310,572 and $426,457 for the years ended December 31, 2025 and 2024, respectively.

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

For the years ended December 31, 2025 and 2024, customers account for 10% or more of the Company’s revenues are as follows:

	For the Years Ended
	December 31,
	2025	2024
Customer A	25.9%	10.2%
Customer B	*	58.7%

As of December 31, 2025 and 2024, customers account for 10% or more of the Company’s accounts receivable are as follows:

	December 31, 2025	December 31, 2024
Customer A	21.3%	13.2%
Customer C	12.9%	13.4%
Customer D	*	22.9%
Customer E	*	14.2%
Customer F	*	10.8%

For the years ended December 31, 2025 and 2024, no vendor accounts for 10% or more of the Company’s purchases.

As of December 31, 2025 and 2024, vendors account for 10% or more of the Company’s accounts payable and accrued expenses are as follows:

	December 31, 2025	December 31, 2024
Vendor A	14.0%	*
Vendor B	*	22.0%
Vendor C	*	13.2%

*	Less than 10%.

Segment Reporting

ASC Topic 280, “Segment Reporting”, requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance and allocating resources. Reportable segments are based on services, geography, legal structure, management structure, or any other manner in which management disaggregates a company (see NOTE 16).

Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation.

Net Income (Loss) Per Share

The Company computes basic and diluted net income (loss) per share in accordance with ASC Topic 260, “Earnings Per Share”. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the reporting period. Potentially dilutive common shares are not included in the calculation of diluted net income (loss) per share if their effect would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statements of operations and comprehensive income (loss) based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expenses and penalties are classified in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Series A Convertible Preferred Shares and Derivative Liability

When the Company issues the Series A convertible preferred shares (see NOTE 13), it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC Topic 480, “Distinguishing Liabilities from Equity”, and second evaluates whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of the Series A convertible preferred shares would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, as a standalone instrument, meets the definition of an embedded derivative under ASC Topic 815, “Derivatives and Hedging”. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC Topic 815-40, or when it must be settled either in cash or by issuing equity shares that are readily convertible to cash.

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

As of December 31, 2025 and 2024, the carrying values of current assets, except for investments in marketable securities, and current liabilities, except for derivative liability, approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below (also see NOTE 5 for investments):

Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Investments in marketable securities	3,690,187	-	-	3,690,187
Long-term investment in warrants	-	280,924	-	280,924
Derivative liability	-	-	121,719	121,719

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Investments in marketable securities	4,495,703	-	-	4,495,703
Long-term investment in warrants	-	577,786	-	577,786

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

The Company assesses the sale of HeartCore Japan and determines it meets the held for sale criteria and the discontinued operations criteria. The assets and liabilities of HeartCore Japan have been reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. The results of operations of HeartCore Japan are presented as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented. Prior periods have been adjusted to conform to the current presentation. The required disclosures are included in NOTE 15.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU No. 2023-09 is effective for public companies for annual reporting periods beginning after December 15, 2024, on a prospective basis. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 (see NOTE 11).

New Accounting Pronouncements Not Yet Effective

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in ASU No. 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU No. 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its interim consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31, 2025	December 31, 2024
Accounts receivable – non-factored	$534,710	$812,680
Accounts receivable – factored with recourse	173,155	217,563
Total accounts receivable, gross	707,865	1,030,243
Less: allowance for credit losses	-	-
Total accounts receivable	$707,865	$1,030,243

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2025 and 2024, the Company had due to related party balances of $285 and nil, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the years ended December 31, 2025 and 2024, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $299 and nil, respectively.

As of December 31, 2025 and 2024, the Company had due to related party balances of nil and $885, respectively, from Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling shareholder of HeartCore Luvina. The balance is unsecured, non-interest bearing and due on demand. During the year ended December 31, 2025, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company of $884. During the year ended December 31, 2024, the related party paid operating expenses on behalf of the Company in the amount of $899. As of December 31, 2025 and 2024, the Company had accounts payable and accrued expenses balances of $124,618 and $47,199, respectively, to Luvina Software. During the years ended December 31, 2025 and 2024, the Company engaged the related party for software development and other support services of $290,305 and $202,288, respectively.

As of December 31, 2025 and 2024, the Company had a short-term debt balance of $75,000 to Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5% and due on demand.

NOTE 5 – INVESTMENTS

Investment in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are initially measured at fair value at contract inception using the binomial model with the assistance of a third-party valuation appraiser. The following table summarizes the inputs to the model used to estimate the fair value of the warrants received and recognized as consulting services revenues for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Stock price	$2.79	$4.14
Exercise price	$0.01	$0.01
Expected volatility	70.11%	50.00%
Time to maturity (in years)	10	10
Risk-free interest rate	3.35%	3.88%

The Company’s investment in warrants is measured on a recurring basis and carried on the consolidated balance sheets at an estimated fair value at the end of the year. The valuation of investment in warrants is determined using the Black-Scholes model. The following table summarizes the inputs to the model used to estimate the fair value of the investment in warrants as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Stock price	$2.40	$200
Exercise price	$0.0001	$0.01
Expected volatility	129.26%	145.94%
Time to maturity (in years)	7.25	8.25
Risk-free interest rate	1.76%	4.48%

The following table summarizes the Company’s investment in warrants activities for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Fair value of investment in warrants at beginning of the year	$577,786	$2,004,308
Warrants received as noncash consideration	837,913	12,969,683
Changes in fair value of investment in warrants	625,675	1,657,699
Warrants converted to marketable securities	(1,760,450)	(6,443,276)
Warrants sold*	-	(9,610,628)
Fair value of investment in warrants at end of the year	$280,924	$577,786

*	On February 29, 2024, the Company entered into a warrants transfer agreement with a non-related company to sell partial of the warrants it received from a customer (“Consulting Customer”) as noncash consideration from consulting services for $9,000,000 in cash. The warrants to be transferred are exercisable only upon its Consulting Customer’s consummation of the merger with a special purpose acquisition company or the occurrence of other fundamental events defined in the warrants agreement it had with the Consulting Customer. The Company completed its sale of warrants in September 2024 and recorded $3,970,628 in loss on sale of warrants from this transaction.

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

The following table summarizes the Company’s investments in marketable securities activities for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Fair value of investments in marketable securities at beginning of the year	$4,495,703	$642,348
Marketable securities received as noncash consideration	-	572,010
Marketable securities converted from warrants**	1,760,450	6,443,276
Changes in fair value of investments in marketable securities	(1,494,234)	(2,412,385)
Marketable securities sold	(1,071,732)	(749,546)
Fair value of investments in marketable securities at end of the year	$3,690,187	$4,495,703

**	For the years ended December 31, 2025 and 2024, the Company exercised a total of 490,674 and 813,871 shares of warrants in exchange for 490,674 and 813,871 shares of common shares, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31, 2025	December 31, 2024
Leasehold improvements	$-	$195,525
Machinery and equipment	343,150	353,025
Vehicle	81,420	80,586
Subtotal	424,570	629,136
Less: accumulated depreciation	(132,981)	(153,439)
Total property and equipment, net	$291,589	$475,697

For the years ended December 31, 2025 and 2024, the Company recognized depreciation expenses of $46,373 and $70,218, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
Customer refund liability*	$500,000	$500,000
Others	86,175	89,762
Total other current liabilities	$586,175	$589,762

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting services agreement with the customer was terminated and the Company would refund $500,000 to the customer in August 2025. As of the date of this report, the Company did not make payment to the customer.

NOTE 8 – FACTORING LIABILITY

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

The Factoring Agreement specifies that eligible accounts receivable is factored with recourse. Pursuant to the terms of the recourse provision, Sigmaways is required to reimburse the Factor, upon demand, for Purchased Receivable that is not paid on time by the customers. The performance of all obligations and payments to the Factor is secured by all Sigmaways’ now owned and hereafter assets and any sums maintained by the Factor that are identified as payable to Sigmaways.

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

As of December 31, 2025 and 2024, there were $135,982 and $172,394 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. For the years ended December 31, 2025 and 2024, the Company recorded $46,475 and $60,451 in interest expenses related to Factoring Agreement, respectively.

NOTE 9 – INSURANCE PREMIUM FINANCING

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

As of December 31, 2025 and 2024, the balances of the insurance premium financing were $13,430 and $16,626, respectively. For the years ended December 31, 2025 and 2024, the Company recorded $9,917 and $12,047 in interest expenses related to insurance premium financing, respectively.

NOTE 10 – LONG-TERM DEBTS

The Company’s long-term debts represent loans borrowed from a bank and a financial institution as follows:

Name of Bank/Financial Institution	Original Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of December 31, 2025	Balance as of December 31, 2024
First Home Bank	$350,000	(a)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.75%	$157,923	$195,766
U.S. Small Business Administration	$350,000	(a)	5/30/2020 – 5/30/2050	3.75%	341,051	349,322
Aggregate outstanding principal balances					498,974	545,088
Less: current portion					(50,598)	(46,382)
Non-current portion					$448,376	$498,706

(a)	These debts are guaranteed by Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways, and secured by all assets of Sigmaways.

For the years ended December 31, 2025 and 2024, the Company recorded $31,268 and $46,291 in interest expenses related to long-term debts, respectively.

As of December 31, 2025, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
2026	$50,598
2027	55,325
2028	60,471
2029	27,857
2030	9,973
Thereafter	294,750
Total	$498,974

NOTE 11 – INCOME TAXES

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

Japan

HeartCore Financial – Japan and Higgs Field are companies incorporated in Japan. Income taxes in Japan are imposed by the national, prefectural and municipal governments, and in the aggregate result in an effective statutory tax rate of approximately 34.59%.

For the years ended December 31, 2025 and 2024, the Company’s income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2025	2024
Current	$35,708	$934,339
Deferred	9,192	(1,297,495)
Income tax expense (benefit)	$44,900	$(363,156)

After the adoption of ASU No. 2023-09 on a prospective basis, a reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to loss from continuing operations before income tax expense (benefit) for the year ended December 31, 2025 is as follows:

	For the Year Ended December 31, 2025
	Amount	Percent
Tax at U.S. federal statutory rate	$(869,212)	21.00%
State and local income tax, net of federal income tax effect	(284,357)	6.87%
Foreign tax effects:
Other foreign jurisdictions	(16,845)	0.41%
Effect of expenses not deductible for tax purpose	7,807	(0.19)%
Change in valuation allowance	1,194,951	(28.87)%
Other adjustments	12,556	(0.30)%
Effective income tax rate	$44,900	(1.08)%

For the year ended December 31, 2024, prior to the adoption of ASU No. 2023-09, a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate is as follows:

For the Year Ended December 31, 2024
Tax at U.S. federal statutory rate	21.00%
State and local income tax, net of federal income tax effect	6.87%
Effect of income tax difference under different tax jurisdictions	(0.27)%
Effect of expenses not deductible for tax purpose	(1.46)%
Goodwill impairment	(12.48)%
Change in valuation allowance	(3.87)%
Other adjustments	(3.20)%
Effective income tax rate	6.59%

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at December 31, 2025 and 2024 are presented below:

	December 31, 2025	December 31, 2024
Deferred tax assets
Revenue adjustments	$738,020	$1,112,873
Expense adjustments	59,765	144,165
Lease liabilities	3,373	53,946
Asset retirement obligations	-	25,065
Fair value change on investment securities	130,078	30,509
Net operating losses carried forward	1,815,945	356,464
Others	23,121	-
Total deferred tax assets, gross	2,770,302	1,723,022
Less: valuation allowance	(2,718,880)	(1,625,379)
Total deferred tax assets, net	$51,422	$97,643

Deferred tax liabilities
Right-of-use assets	$(2,621)	$(52,873)
Asset retirement costs	-	(13,195)
Fair value change on derivative liability	(25,680)	-
Total deferred tax liabilities	$(28,301)	$(66,068)

Deferred tax assets, net	$23,121	$31,575

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

The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth. The adjustments of a valuation allowance against deferred tax assets may cause greater volatility in the effective income tax rate in the periods in which the valuation allowance is adjusted.

The following table presents income taxes paid, net of refunds:

For the Year Ended December 31, 2025
Federal	43,260
State and local	-
Foreign:
Japan	118,269
Canada	5,983
Vietnam	22,973
Total	190,485

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the management considered the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest or penalties tax for the years ended December 31, 2025 and 2024. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits in the next twelve months from December 31, 2025. The Company files U.S. federal, state and foreign tax returns. The tax years ending from December 31, 2022 through December 31, 2024 generally remain subject to examination by the Internal Revenue Service and various state taxing authorities. The tax years ending from December 31, 2021 through December 31, 2024 generally remain subject to examination by various foreign jurisdictions. The Company is not currently under examination in any jurisdictions.

NOTE 12 – STOCK-BASED COMPENSATION

On August 6, 2021, the Board of Directors and shareholders of the Company approved a 2021 Equity Incentive Plan (“2021 Plan”), under which 2,400,000 shares of common shares are authorized for issuance.

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (“2023 Plan”), under which 2,000,000 shares of common shares are authorized for issuance.

Stock Options

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

The following table summarizes the stock options activities and related information for the years ended December 31, 2025 and 2024:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	1,547,000	$2.41	8.01	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(40,500)	2.43	-	-
As of December 31, 2024	1,506,500	$2.41	7.01	$64,500
Granted	-	-	-	-
Exercised	(100,000)	1.17	-	-
Forfeited	(285,000)	2.50	-	-
As of December 31, 2025	1,121,500	$2.50	5.92	$-
Vested and exercisable as of December 31, 2025	1,121,500	$2.50	5.92	$-

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation related to stock options of $(286,000) and $247,859, respectively. There was no outstanding unamortized stock-based compensation related to stock options as of December 31, 2025.

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

The following table summarizes the RSUs activities and related information for the years ended December 31, 2025 and 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2024	64,366	$4.95
Granted	69,653	0.76
Vested	(91,107)	1.75
Forfeited	-	-
Unvested as of December 31, 2024	42,912	$4.95
Granted	153,482	0.85
Vested	(174,936)	1.36
Forfeited	(5,541)	4.95
Unvested as of December 31, 2025	15,917	$4.95

For the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation related to RSUs of $134,861 and $120,885, respectively. The outstanding unamortized stock-based compensation related to RSUs was $2,031 (which will be recognized through February 2026) as of December 31, 2025.

NOTE 13 – SHAREHOLDERS’ EQUITY

Shares Authorized

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

At the Market Offering Agreement (“ATM Agreement”)

On October 23, 2023, the Company entered into a ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common shares, par value of $0.0001 per share, having an aggregate offering price of up to approximately $2 million (“ATM Shares”). The Company pays commission fees of 4% for each completed sale of ATM Shares pursuant to the terms of the ATM Agreement. During the years ended December 31, 2025 and 2024, the Company sold a total of 15,892 and 1,004,190 shares of the ATM Shares for net proceeds of $30,445 and $1,423,342 after deducting commission fees and other transaction costs, respectively. The subscription receivable of $103,942 related to ATM Shares sold on December 31, 2024 was collected in full on January 2, 2025.

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

For the year ended December 31, 2025, there were 983 shares of Series A convertible preferred shares converted into 1,619,164 shares of common shares.

For the year ended December 31, 2025, the Company paid dividends on Series A convertible preferred shares of $220,000 through issuance of 336,391 shares of common shares. Dividends accrued on Series A convertible preferred shares amounted to $94,357 for the year ended December 31, 2025.

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

For the year ended December 31, 2025, no common shares were sold pursuant to the terms of the equity purchase agreement.

Capital Contribution for Non-controlling Shareholder

In November 2023, the Company established a 51% owned subsidiary, HeartCore Luvina, in Vietnam. On February 16, 2024, the Company received capital contribution of VND1,646.4 million in cash, equivalent to $67,195, from the non-controlling shareholder of HeartCore Luvina.

Dividends Paid for Common Shares

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

On October 19, 2025, the Board of Directors of the Company approved a dividend declaration of $0.13 per share of common shares for the shareholders of record at the close of business on November 10, 2025. The dividends of $3,304,575 was paid on November 17, 2025.

Shares Issued and Outstanding

As of December 31, 2025 and 2024, there were 25,419,807 and 21,937,987 shares of common shares issued and outstanding, respectively.

As of December 31, 2025 and 2024, there were 1,017 and no shares of preferred shares (designated as Series A convertible preferred shares) issued and outstanding, respectively.

NOTE 14 – NET INCOME (LOSS) PER SHARE

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

The computation of basic and diluted net income (loss) per share for the years ended December 31, 2025 and 2024 is as follows:

	For the Years Ended December 31,
	2025	2024
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net loss from continuing operations	$(4,184,005)	$(5,148,651)
Less: net loss from continuing operations attributable to non-controlling interests	(300,596)	(3,731,526)
Net loss from continuing operations attributable to HeartCore Enterprises, Inc.	(3,883,409)	(1,417,125)
Dividends accrued on Series A convertible preferred shares	(94,357)	-
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. common shareholders	(3,977,766)	(1,417,125)
Denominator
Weighted average number of common shares outstanding – basic	23,072,519	20,940,956
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic	$(0.17)	$(0.07)

Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. common shareholders	$(3,977,766)	$(1,417,125)
Add: dividends accrued on unconverted Series A convertible preferred shares	57,489	-
Less: changes in fair value of derivative liability, net of income tax	82,384	-
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. – diluted	(4,002,661)	(1,417,125)
Denominator
Weighted average number of common shares outstanding – diluted	23,072,519	20,940,956
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted	$(0.17)	$(0.07)

	For the Years Ended December 31,
	2025	2024
Income (loss) from discontinued operations per common share – basic
Numerator
Income (loss) from discontinued operations, net of income tax	$9,677,293	$(64,249)
Denominator
Weighted average number of common shares outstanding – basic	23,072,519	20,940,956
Income (loss) from discontinued operations per common share – basic	$0.42	$(0.00)

Income (loss) from discontinued operations per common share – diluted
Numerator
Income (loss) from discontinued operations, net of income tax	$9,677,293	$(64,249)
Denominator
Weighted average number of common shares outstanding – basic	23,072,519	20,940,956
Dilutive effect of stock options, RSUs and Series A convertible preferred shares	2,386,869	-
Weighted average number of common shares outstanding – diluted	25,459,388	20,940,956
Income (loss) from discontinued operations per common share – diluted	$0.38	$(0.0)

	For the Years Ended December 31,
	2025	2024
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$5,699,527	$(1,481,374)
Denominator
Weighted average number of common shares outstanding – basic	23,072,519	20,940,956
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – basic	$0.25	$(0.07)

Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$5,699,527	$(1,481,374)
Add: dividends accrued on unconverted Series A convertible preferred shares	57,489	-
Less: changes in fair value of derivative liability, net of income tax	82,384	-
Net income (loss) attributable to HeartCore Enterprises, Inc. – diluted	5,674,632	(1,481,374)
Denominator
Weighted average number of common shares outstanding – basic	23,072,519	20,940,956
Dilutive effect of stock options, RSUs and Series A convertible preferred shares	2,386,869	-
Weighted average number of common shares outstanding – diluted	25,459,388	20,940,956
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – diluted	$0.22	$(0.07)

NOTE 15 – DISCONTINUED OPERATIONS

On July 24, 2025, in light of the intense competition of the software market in Japan, the Board of Directors of the Company approved entry into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The sale transaction was closed on October 31, 2025. The Company does not expect to have any continuing involvement in HeartCore Japan subsequent to the closing. The Company determines the assets of HeartCore Japan met the criteria for classification as held for sale. Additionally, the Company determines the sale of HeartCore Japan represents a strategic shift that has a major impact on its operations and financial results. Accordingly, all results of operations of HeartCore Japan have been removed from continuing operations and presented as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented. All assets and liabilities of HeartCore Japan have been presented separately as assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2025 and 2024. On October 31, 2025, the Company entered into a purchase agreement to sell 100% of the outstanding shares of HeartCore Japan to Smith Japan Holdings KK for a cash consideration of approximately $12 million, subject to price adjustment. For the year ended December 31, 2025, the Company received gross proceeds from sale of discontinued operations of $6,575,860, net of cash divested of $2,056,992.

The following table summarizes the results of operations from discontinued operations, net of income tax in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Revenues	$7,214,074	$7,721,685
Cost of revenues	3,684,266	4,609,461
Gross profit	3,529,808	3,112,224
Operating expenses:
Selling expenses	691,726	634,298
General and administrative expenses	1,088,037	1,701,628
Research and development expenses	592,517	549,822
Total operating expenses	2,372,280	2,885,748
Income from discontinued operations	1,157,528	226,476
Other expenses	(5,882)	(64,391)
Gain on sale of discontinued operations	9,704,260	-
Income from discontinued operations before income tax expense	10,855,906	162,085
Income tax expense	1,178,613	226,334
Income (loss) from discontinued operations, net of income tax	$9,677,293	$(64,249)

The following table summarizes the assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Assets of discontinued operations
Cash and cash equivalents	$-	$147,279
Accounts receivable	-	919,807
Prepaid expenses	-	327,514
Due from related party	-	40,139
Other current assets	-	115,328
Accounts receivable, non-current	-	752,930
Property and equipment, net	-	109,157
Operating lease right-of-use assets	-	1,763,503
Deferred tax assets	-	120,725
Security deposits	-	199,116
Long-term loan receivable from related party	-	123,928
Other non-current assets	-	63
Total assets of discontinued operations	$-	$4,619,489

Liabilities of discontinued operations
Accounts payable and accrued expenses	$-	$402,215
Accrued payroll and other employee costs	-	402,387
Due to related party	-	47
Current portion of long-term debts	-	354,873
Operating lease liabilities, current	-	237,041
Income tax payables	-	3,984
Deferred revenue	-	1,125,239
Other current liabilities	-	317,318
Long-term debts	-	740,107
Operating lease liabilities, non-current	-	1,573,466
Asset retirement obligations	-	111,432
Total liabilities of discontinued operations	$-	$5,268,109

Assets and liabilities classified as held for sale are reported at the lower of carrying amount or fair value less cost to sell. There was no valuation allowance against the assets classified as held for sale. As of the closing date of the sale of HeartCore Japan, the assets and liabilities classified as held for sale were derecognized and gain on sale of discontinued operations was recorded.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and is regularly reviewed by the CODM, the CEO of the Company, in making decisions regarding resource allocation and performance assessment. The Company determines its operations constitute a single operating segment and reportable segment in accordance with ASC Topic 280. The CODM assesses financial performance and decides how to allocate resources based on consolidated net loss from continuing operations. Segment assets are reported on the Company’s consolidated balance sheets.

The following table summarizes the selected financial information with respect to the Company’s single operating segment and reportable segment for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Revenues	$8,968,732	$22,685,544
Less:
Software related cost of revenues	5,296,547	7,355,591
Consulting related cost of revenues	520,732	614,307
Selling expenses	233,744	621,070
General and administrative expenses	6,039,026	6,921,959
Research and development expenses	-	179,762
Impairment of intangible asset	-	3,878,125
Impairment of goodwill	-	3,276,441
Loss from continuing operations	(3,121,317)	(161,711)
Total other expenses	(1,017,788)	(5,350,096)
Loss from continuing operations before income tax expense (benefit)	(4,139,105)	(5,511,807)
Income tax expense (benefit)	44,900	(363,156)
Net loss from continuing operations	$(4,184,005)	$(5,148,651)

Geographic Information

The following table summarizes the breakdown of revenues by geography for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Japan	$1,912,948	$14,749,648
United States	6,443,141	7,467,393
International	612,643	468,503
Total revenues	$8,968,732	$22,685,544

The following table summarizes the breakdown of long-lived assets by geography as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Japan	$292,451	$597,938
United States	27,792	39,996
International	795	10,357
Total long-lived assets	$321,038	$648,291

NOTE 17 – SUBSEQUENT EVENTS

In January 2026, the Company entered into an insurance premium financing agreement with AFCO Direct, a division of AFCO Credit Corporation, for $108,000 at an annual interest rate of 13.9% for ten months from February 1, 2026, payable in ten monthly installments of principal and interest.

On February 18, 2026, the Board of Directors of the Company approved a share repurchase program, pursuant to which the Company is authorized to repurchase up to $2 million of its outstanding common shares. The timing and amount of repurchases under the program are determined by the Company’s management based on its evaluation of market conditions and other factors. This program has not set termination date and may be suspended or discontinued by at any time.

On March 5, 2026, the Board of Directors of the Company approved to sell 51% of the outstanding shares of Sigmaways and its wholly-owned subsidiaries to a non-related company. As of the date of this report, the Company has not entered into a definitive agreement with respect to the sale of Sigmaways and its wholly-owned subsidiaries.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Certificate of Incorporation of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
3.2	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K/A filed with the SEC on July 7, 2025).
3.3	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2025).
3.2	Bylaws of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
4.1*	Description of Securities.
10.1	Memorandum to Share Exchange Agreement dated July 15, 2021, among HeartCore Co., Sumitaka. Yamamoto, and Information Services International-Dentsu Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.2	Share Exchange Agreement dated July 16, 2021, among HeartCore Enterprises, Inc., all shareholders of HeartCore Co., Ltd., and Sumitaka Yamamoto as representative of the shareholders of HeartCore Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.3	Stock Purchase Agreement dated August 10, 2021, between HeartCore Enterprises, Inc. and Dentsu Digital Investment Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.4†	HeartCore Enterprises, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.5†	Employment Agreement, dated February 9, 2022, between the Company and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.6†	Employment Agreement, dated February 9, 2022, between the Company and Kimio Hosaka (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.7†	Employment Agreement, dated February 9, 2022, between the Company and Keisuke Kuno (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.8†	Employment Agreement, dated February 9, 2022, between the Company and Qizhi Gao (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.9†	Employment Agreement, dated February 9, 2022, between the Company and Hidekazu Miyata (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022).
10.10	Form of Independent Director Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.11	Form of Indemnification Agreement between HeartCore Enterprises, Inc. and each independent director (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-261984) filed with the SEC on January 3, 2022).
10.12	Consulting and Services Agreement, dated as of March 31, 2022, by and between the registrant and Moveaction Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).

Exhibit No.	Document
10.13	Common Stock Purchase Warrant issued by Moveaction Co., Ltd. to the registrant. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2022).
10.14	Consulting and Services Agreement, dated as of April 13, 2022, by and between the registrant and A.L.I. Technologies Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).
10.15	Common Stock Purchase Warrant issued by A.L.I. Technologies Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2022).
10.16	Consulting and Services Agreement, dated as of May 13, 2022, by and between the registrant and SYLA Holdings Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.17	Common Stock Purchase Warrant issued by SYLA Holdings Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2022).
10.18	Amendment No. 1 to Consulting and Services Agreement, dated as of August 17, 2022, by and between the registrant and Syla Technologies Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.19	Common Stock Purchase Warrant issued on August 17, 2022 by Syla Technologies Co. Ltd. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2022).
10.20	Share Exchange and Purchase Agreement, dated as of September 6, 2022, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2022).
10.21	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.22	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.23	Consulting and Services Agreement, dated as of October 20, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.24	Common Stock Purchase Warrant, issued on October 20, 2022, by Metros Development Co., Ltd. in favor of HeartCore Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.25	Termination of Consulting and Services Agreement and Warrant, dated as of October 26, 2022, by and between HeartCore Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.26	Amendment No. 1 to Consulting and Services Agreement, dated as of October 26, 2022, by and between HeartCore Enterprises, Inc. and Metros Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.27	Common Stock Purchase Warrant, issued on October 26, 2022, by Metros Development Co., Ltd. in favor of HeartCore Enterprises, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.28	Amendment No. 1 to Executive Employment Agreement, dated as of October 28, 2022, by and between the registrant and Sumitaka Yamamoto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2022).
10.29	9th Stock Acquisition Rights Allotment Agreement, dated as of November 9, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).

Exhibit No.	Document
10.30	Amendment No. 2 to Consulting and Services Agreement, dated as of November 15, 2022, by and between the registrant and SYLA Technologies Co., Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.31	Consulting and Services Agreement, dated as of November 18, 2022, by and between the registrant and SBC Medical Group, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.32	Common Stock Purchase Warrant, issued on November 18, 2022, by SBC Medical Group, Inc. in favor of the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2022).
10.33	Consulting and Services Agreement, dated as of January 11, 2023, by and between the registrant and kk.BloomZ (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.34	Common Stock Purchase Warrant, issued on January 11, 2023, by kk.BloomZ in favor of the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2023).
10.35	Amendment No. 2 to Share Exchange and Purchase Agreement, dated as of February 1, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.36	Common Stock Purchase Warrant, dated February 1, 2023 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.37†	Employment Agreement, dated February 1, 2023, by and between the registrant and Prakash Sadasivam (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.38	Amended and Restated Common Stock Purchase Warrant, dated February 6, 2023 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 9, 2023).
10.39	Addendum to Share Exchange and Purchase Agreement, dated as of February 8, 2023, by and among the registrant, Sigmaways, Inc. and Prakash Sadasivam. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on February 10, 2023)
10.40	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and Libera Gaming Operations, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.41	Common Stock Purchase Warrant, dated March 13, 2023, issued by Libera Gaming Operations, Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.42	Consulting and Services Agreement, dated as of March 13, 2023, by and between the registrant and ICheck Co., Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.43	Common Stock Purchase Warrant, dated March 13, 2023, issued by ICheck Co., Ltd. to the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2023).
10.44	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Hidekazu Miyata (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.45	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Keisuke Kuno (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.46	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Kimio Hosaka (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.47	Amendment No. 1 to Executive Employment Agreement, dated as of January 10, 2023, by and between the registrant and Qizhi Gao (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).

Exhibit No.	Document
10.48	Service Agreement, dated as of October 2, 2023, by and between the registrant and GATES GROUP Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.49	Common Stock Purchase Warrant, dated October 2, 2023, issued by GATES GROUP Inc. to the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.50	At The Market Offering Agreement, dated October 23, 2023, by and between HeartCore Enterprises, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2023).
10.51	Director Agreement, dated June 1, 2023, by and between the registrant and Heather Neville (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2023).
10.52	Indemnification Agreement dated September 29, 2023, by and between the registrant and Koji Sato (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.53	Independent Director Agreement dated September 29, 2023, by and between the registrant and Koji Sato (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2023).
10.54	Independent Director Agreement dated November 1, 2023, by and between the registrant and Heather Neville (incorporated by reference to Exhibit 10.54 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 9, 2024).
10.55	Finder’s Agreement, dated May 23, 2025, by and between HeartCore Enterprises, Inc. and Moody Capital Solutions, Inc. (incorporated by reference to Exhibit 10.61 to Pre-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 (File No. 333-288937) filed with the SEC on August 29, 2025).
10.56	Consulting and Services Agreement, dated as of May 30, 2025, by and between the registrant and tmsuk Co. Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 3, 2025).
10.57	OEM Sales Agreement, dated as of June 23, 2025, by and between HeartCore Co., Ltd. and Silver Egg Technology CO., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025).
10.58	Equity Purchase Agreement, dated June 30, 2025, by and between Heartcore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the SEC on July 7, 2025).
10.59	Registration Rights Agreement for Advance Shares, dated June 30, by and between Heartcore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the SEC on July 7, 2025).
10.60	Share Purchase Agreement, dated June 30, 2025, by and between Heartcore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed with the SEC on July 7, 2025).
10.61	Registration Rights Agreement for Conversion Shares, dated June 30, 2025, by and between Heartcore Enterprises Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K/A filed with the SEC on July 7, 2025).
10.62	Purchase Agreement, dated as of October 31, 2025, by and between HeartCore Enterprises, Inc. and Smith Japan Holdings KK (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2025).
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
21.1*	List of Subsidiaries
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
101.INS*	INLINE XBRL INSTANCE DOCUMENT
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith.

†	Management contracts and compensation plans and arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: March 31, 2026	By:	/s/ Sumitaka Yamamoto
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

Signature	Title	Date

/s/ Sumitaka Yamamoto	Chairman of Board, Chief Executive Officer and President	March 31, 2026
Sumitaka Yamamoto	(Principal Executive Officer)

/s/ Qizhi Gao	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
Qizhi Gao

/s/ Kimio Hosaka	Director	March 31, 2026
Kimio Hosaka

/s/ Ferdinand Groenewald	Director	March 31, 2026
Ferdinand Groenewald

/s/ Yoonji Lee	Director	March 31, 2026
Yoonji Lee

/s/ Koji Sato	Director	March 31, 2026
Koji Sato

