Form 10-Q
period 2026-03-31
HeartCore Enterprises, Inc.
filed 2026-05-15
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 1,441,565 shares of outstanding common stock of the registrant.

HeartCore Enterprises, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$774,033	$1,985,962
Accounts receivable	572,547	707,865
Investments in marketable securities	3,394,190	3,690,187
Prepaid expenses	222,818	182,077
Current portion of long-term note receivable	100,000	100,000
Deferred offering costs	250,000	250,000
Other current assets	175,335	208,503
Proceeds receivable from sale of discontinued operations	1,382,897	1,291,298
Total current assets	6,871,820	8,415,892

Non-current assets:
Property and equipment, net	279,185	291,589
Operating lease right-of-use assets	506,456	29,449
Long-term investment in warrants	273,859	280,924
Deferred tax assets	22,633	23,121
Security deposits	278,154	282,958
Other non-current assets	241	549
Long-term proceeds receivable from sale of discontinued operations	3,539,421	3,736,995
Total non-current assets	4,899,949	4,645,585

Total assets	$11,771,769	$13,061,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,230,686	$1,146,501
Accounts payable and accrued expenses – related party	96,333	124,618
Accrued payroll and other employee costs	663,683	509,547
Due to related party	401	285
Short-term debt – related party	69,000	75,000
Current portion of long-term debts	51,697	50,598
Insurance premium financing	97,773	13,430
Factoring liability	124,508	135,982
Operating lease liabilities, current	308,119	32,793
Income tax payables	1,847,411	1,857,386
Deferred revenue	650,469	676,216
Derivative liability	122,589	121,719
Other current liabilities	598,602	586,175
Total current liabilities	5,861,271	5,330,250

Non-current liabilities:
Long-term debts	434,895	448,376
Operating lease liabilities, non-current	211,544	-
Total non-current liabilities	646,439	448,376

Total liabilities	6,507,710	5,778,626

Shareholders’ equity:
Preferred shares, $0.0001 par value, 20,000,000 shares authorized; Series A convertible preferred shares, 4,000 shares designated, 1,017 shares issued and outstanding as of March 31, 2026 and December 31, 2025; aggregate liquidation preference of $1,262,686 and $1,158,362 as of March 31, 2026 and December 31, 2025, respectively	691,858	691,858
Common shares, $0.0001 par value, 200,000,000 shares authorized, 1,288,812 and 1,270,991 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively*	129	127
Additional paid-in capital	21,876,230	21,902,169
Accumulated deficit	(15,627,241)	(13,755,534)
Accumulated other comprehensive loss	(66,099)	(58,497)
Total HeartCore Enterprises, Inc. shareholders’ equity	6,874,877	8,780,123
Non-controlling interests	(1,610,818)	(1,497,272)
Total shareholders’ equity	5,264,059	7,282,851

Total liabilities and shareholders’ equity	$11,771,769	$13,061,477

*	On April 2, 2026, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding common shares. References to share and per share information of common shares in the unaudited consolidated financial statements have been retroactively adjusted. See NOTE 14.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months
	Ended March 31,
	2026	2025
Revenues	$1,245,844	$2,093,413
Cost of revenues (including cost of revenues resulting from transactions with a related party of $114,535 and $25,195 for the three months ended March 31, 2026 and 2025, respectively)	1,171,799	1,549,639
Gross profit	74,045	543,774

Operating expenses:
Selling expenses	42,812	152,922
General and administrative expenses (including general and administrative expenses resulting from transactions with a related party of nil and $17,615 for the three months ended March 31, 2026 and 2025, respectively)	1,571,734	1,581,205
Total operating expenses	1,614,546	1,734,127

Loss from continuing operations	(1,540,501)	(1,190,353)

Other income (expenses):
Changes in fair value of investments in marketable securities	(295,997)	(1,781,664)
Changes in fair value of investment in warrants	(7,065)	(51,621)
Changes in fair value of derivative liability	(870)	-
Interest income	582	2,243
Interest expenses	(16,625)	(17,794)
Other income	14,095	9,313
Other expenses	(112,865)	(547)
Total other expenses	(418,745)	(1,840,070)
Loss from continuing operations before income tax expense	(1,959,246)	(3,030,423)
Income tax expense	17,469	39,608
Net loss from continuing operations	(1,976,715)	(3,070,031)
Loss from discontinued operations, net of income tax	-	(67,350)
Net loss	(1,976,715)	(3,137,381)
Less: net loss attributable to non-controlling interests	(105,008)	(50,389)
Net loss attributable to HeartCore Enterprises, Inc.	(1,871,707)	(3,086,992)
Dividends accrued on Series A convertible preferred shares	(27,968)	-
Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(1,899,675)	$(3,086,992)

Other comprehensive loss:
Foreign currency translation adjustment	(16,140)	(8,014)
Total comprehensive loss	(1,992,855)	(3,145,395)
Less: comprehensive loss attributable to non-controlling interests	(113,546)	(49,152)
Comprehensive loss attributable to HeartCore Enterprises, Inc.	$(1,879,309)	$(3,096,243)

Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share*
Basic	$(1.49)	$(2.74)
Diluted	$(1.49)	$(2.74)

Loss from discontinued operations per common share*
Basic	$-	$(0.06)
Diluted	$-	$(0.06)

Net loss attributable to HeartCore Enterprises, Inc. per common share*
Basic	$(1.49)	$(2.80)
Diluted	$(1.49)	$(2.80)

Weighted average common shares outstanding*
Basic	1,271,631	1,102,702
Diluted	1,271,631	1,102,702

*	On April 2, 2026, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding common shares. References to share and per share information of common shares in the unaudited consolidated financial statements have been retroactively adjusted. See NOTE 14.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Shares			Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of		Subscription	Paid-in	Accumulated	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares*	Amount	Receivable	Capital	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2025	1,096,900	$110	$(103,942)	$20,658,236	$(16,244,843)	$343,936	$4,653,497	$(1,191,482)	$3,462,015
Net loss	-	-	-	-	(3,086,992)	-	(3,086,992)	(50,389)	(3,137,381)
Foreign currency translation adjustment	-	-	-	-	-	(9,251)	(9,251)	1,237	(8,014)
Issuance of common shares related to at the market offering agreement	794	-	-	30,445	-	-	30,445	-	30,445
Collection of subscription receivable	-	-	103,942	-	-	-	103,942	-	103,942
Exercise of stock options	5,000	1	-	116,999	-	-	117,000	-	117,000
Stock-based compensation	1,073	-	-	32,280	-	-	32,280	-	32,280
Balance, March 31, 2025	1,103,767	$111	$-	$20,837,960	$(19,331,835)	$334,685	$1,840,921	$(1,240,634)	$600,287

	Preferred Shares		Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Shares*	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, January 1, 2026	1,017	$691,858	1,270,991	$127	$21,902,169	$(13,755,534)	$(58,497)	$8,780,123	$(1,497,272)	$7,282,851
Net loss	-	-	-	-	-	(1,871,707)	-	(1,871,707)	(105,008)	(1,976,715)
Foreign currency translation adjustment	-	-	-	-	-	-	(7,602)	(7,602)	(8,538)	(16,140)
Dividends accrued on Series A convertible preferred shares	-	-	-	-	(27,968)	-	-	(27,968)	-	(27,968)
Stock-based compensation	-	-	796	-	2,031	-	-	2,031	-	2,031
Reverse stock split rounding adjustment	-	-	17,025	2	(2)	-	-	-	-	-
Balance, March 31, 2026	1,017	$691,858	1,288,812	$129	$21,876,230	$(15,627,241)	$(66,099)	$6,874,877	$(1,610,818)	$5,264,059

*	On April 2, 2026, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding common shares. References to share and per share information of common shares in the unaudited consolidated financial statements have been retroactively adjusted. See NOTE 14.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2026	2025
Cash flows from operating activities of continuing operations:
Net loss	$(1,976,715)	$(3,137,381)
Loss from discontinued operations, net of income tax	-	(67,350)
Net loss from continuing operations	(1,976,715)	(3,070,031)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities of continuing operations:
Depreciation expense	7,720	20,289
Loss on disposal of property and equipment	-	116,981
Non-cash lease expense	70,229	31,662
Gain on termination of lease	-	(9,059)
Deferred income taxes	-	27,515
Stock-based compensation	2,031	32,280
Changes in fair value of investments in marketable securities	295,997	1,781,664
Changes in fair value of investment in warrants	7,065	51,621
Changes in fair value of derivative liability	870	-
Gain on settlement of asset retirement obligations	-	(45,873)
Changes in assets and liabilities:
Accounts receivable	135,238	(180,823)
Prepaid expenses	66,924	50,591
Other assets	107,886	(26,711)
Accounts payable and accrued expenses	85,404	(97,118)
Accounts payable and accrued expenses – related party	(28,338)	(24,224)
Accrued payroll and other employee costs	154,736	(23,483)
Due to related party	125	(884)
Operating lease liabilities	(60,127)	(24,435)
Income tax payables	(9,785)	(80,196)
Deferred revenue	(25,747)	(233,911)
Other liabilities	12,897	12,686
Net cash flows used in operating activities of continuing operations	(1,153,590)	(1,691,459)

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(954)	-
Proceeds from sale of marketable securities	-	462,763
Net cash flows provided by (used in) investing activities of continuing operations	(954)	462,763

Cash flows from financing activities of continuing operations:
Payments for finance lease	-	(4,071)
Repayment of long-term debts	(12,382)	(10,561)
Repayment of related party debt	(6,000)	-
Repayment of insurance premium financing	(23,657)	(28,559)
Net repayment of factoring arrangement	(11,474)	(45,341)
Proceeds from issuance of common shares related to at the market offering agreement	-	30,445
Proceeds from collection of subscription receivable	-	103,942
Proceeds from exercise of stock options	-	117,000
Net cash flows provided by (used in) financing activities of continuing operations	(53,513)	162,855

Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	-	(309,332)
Net cash flows provided by investing activities of discontinued operations	-	10,298
Net cash flows used in financing activities of discontinued operations	-	(19,915)
Net cash flows used in discontinued operations	-	(318,949)

Effect of exchange rate changes	(3,872)	2,685

Net change in cash and cash equivalents	(1,211,929)	(1,382,105)
Cash and cash equivalents – beginning of the period	1,985,962	2,121,089
Cash and cash equivalents – end of the period	$774,033	$738,984

Supplemental cash flow disclosures:
Interest paid	$16,625	$22,857
Income taxes paid (received), net	$(4,574)	$93,586

Non-cash investing and financing transactions:
Insurance premium financing	$108,000	$139,500
Dividends accrued on Series A convertible preferred shares	$27,968	$-
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$552,577	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has presented the results of operations and cash flows of HeartCore Japan as discontinued operations in the unaudited consolidated financial statements as of and for all periods presented. All footnotes exclude activities of HeartCore Japan unless otherwise noted. All significant intercompany accounts and transactions have been eliminated.

These unaudited interim consolidated financial statements do not include all of the information and disclosures required by the U.S. GAAP for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025.

Liquidity and Going Concern

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company assesses whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued.

For the three months ended March 31, 2026, the Company incurred net loss from continuing operations of $2.0 million and net cash flows used in operating activities of continuing operations of $1.2 million, primarily due to the macroeconomic downturn environment. As of March 31, 2026, the Company had cash and cash equivalents of $0.8 million, working capital of $1.0 million and accumulated deficit of $15.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plan is to continue exploring strategic alternatives for raising additional funding for future operations through a combination of obtaining equity financing, entering into debt or other financing arrangements, and restructuring of operations to grow revenues and decrease expenses to supplement the Company’s liquidity. The Company’s ability to raise capital may be constrained by the price of and demand for the Company’s equity shares. Additional funding may not be available on favorable terms or at all, and could further dilute the Company’s current shareholders. Management cannot conclude as of the date of this report that its plans are probable of being successfully implemented. There can be no assurance that the Company will be able to obtain sufficient additional liquidity when needed or under acceptable terms, if at all.

The unaudited consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company is unable to continue as a going concern.

Use of Estimates

In preparing the unaudited consolidated financial statements in conformity U.S. GAAP, the management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, allowance for credit losses, useful life of property and equipment, impairment of long-lived assets, valuation of stock-based compensation, valuation allowance of deferred tax assets, uncertain tax positions, implicit interest rate of operating and finance leases, valuation of investment in warrants, and valuation of derivative liability. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three months ended March 31, 2026 and 2025.

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

The reporting currency of the Company is the US$, and the unaudited consolidated financial statements have been expressed in US$. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rates on the balance sheet dates. Revenues and expenses are translated at average rates prevailing during the periods. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited consolidated statements of changes in shareholders’ equity.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company determines that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company factors certain accounts receivable upon or after the performance obligation is being met. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amounts of revenues recognized during the three months ended March 31, 2026 and 2025 that were included in the opening deferred revenue balances were approximately $0.1 million and $0.2 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by revenue stream types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months
	Ended March 31,
	2026	2025
Revenues from software development services	$206,751	$7,089
Revenues from customized software development and services	1,013,346	1,840,781
Revenues from consulting services	25,747	245,543
Total revenues	$1,245,844	$2,093,413

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

For the three months ended March 31, 2026 and 2025, customers account for 10% or more of the Company’s revenues are as follows:

	For the Three Months
	Ended March 31,
	2026	2025
Customer A	32.0%	32.1%
Customer B	16.6%	*
Customer C	13.7%	12.4%
Customer D	11.3%	10.3%
Customer E	*	10.4%

As of March 31, 2026 and December 31, 2025, customers account for 10% or more of the Company’s accounts receivable are as follows:

	March 31, 2026	December 31, 2025
Customer A	18.8%	21.3%
Customer D	16.5%	12.9%

For the three months ended March 31, 2026 and 2025, vendor accounts for 10% or more of the Company’s purchases is as follows:

	For the Three Months
	Ended March 31,
	2026	2025
Vendor A	14.2%	18.5%

As of March 31, 2026 and December 31, 2025, vendor accounts for 10% or more of the Company’s accounts payable and accrued expenses is as follows:

	March 31, 2026	December 31, 2025
Vendor B	13.1%	14.0%

*	Less than 10%.

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

As of March 31, 2026 and December 31, 2025, the carrying values of current assets, except for investments in marketable securities, and current liabilities, except for derivative liability, approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below (also see NOTE 5 for investments):

Fair Value Measurements as of March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at March 31, 2026
Investments in marketable securities	3,394,190	-	-	3,394,190
Long-term investment in warrants	-	273,859	-	273,859
Derivative liability	-	-	122,589	122,589

Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Investments in marketable securities	3,690,187	-	-	3,690,187
Long-term investment in warrants	-	280,924	-	280,924
Derivative liability	-	-	121,719	121,719

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

The Company assesses the sale of HeartCore Japan and determines it meets the held for sale criteria and the discontinued operations criteria. The results of operations of HeartCore Japan are presented as discontinued operations in the unaudited consolidated statements of operations and comprehensive loss for all periods presented. Prior periods have been adjusted to conform to the current presentation. The required disclosures are included in NOTE 16.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public companies to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an annual and interim basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited interim consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2026	December 31, 2025
Accounts receivable – non-factored	$434,460	$534,710
Accounts receivable – factored with recourse	138,087	173,155
Total accounts receivable, gross	572,547	707,865
Less: allowance for credit losses	-	-
Total accounts receivable	$572,547	$707,865

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, the Company had due to related party balances of $401 and $285, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2026 and 2025, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $125 and nil, respectively.

As of March 31, 2026 and December 31, 2025, the Company had accounts payable and accrued expenses balances of $96,333 and $124,618, respectively, to Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling shareholder of HeartCore Luvina. During the three months ended March 31, 2026 and 2025, the Company engaged the related party for software development and other support services of $114,535 and $42,810, respectively. During the three months ended March 31, 2026 and 2025, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company of nil and $884, respectively.

As of March 31, 2026 and December 31, 2025, the Company had short-term debt balances of $69,000 and $75,000, respectively, to Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways and its subsidiaries. The debt is borrowed from the related party for working capital purpose. The balance is unsecured, bears an annual interest of 7.5% and due on demand. During the three months ended March 31, 2026 and 2025, the Company repaid to the related party of $6,000 and nil, respectively.

NOTE 5 – INVESTMENTS

Investment in Warrants

The Company received warrants from its customers as noncash consideration from consulting services. The warrants are not registered for public sale and are initially measured at fair value at contract inception. The Company’s investment in warrants is measured on a recurring basis and carried on the consolidated balance sheets at an estimated fair value at the end of the period. The valuation of investment in warrants is determined using the Black-Scholes model based on the stock price, exercise price, expected volatility, time to maturity and risk-free interest rate for the term of the warrants.

The following table summarizes the Company’s investment in warrants activities for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Fair value of investment in warrants at beginning of the period	$280,924	$577,786
Changes in fair value of investment in warrants	(7,065)	(51,621)
Fair value of investment in warrants at end of the period	$273,859	$526,165

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

The following table summarizes the Company’s investments in marketable securities activities for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Fair value of investments in marketable securities at beginning of the period	$3,690,187	$4,495,703
Changes in fair value of investments in marketable securities	(295,997)	(1,781,664)
Marketable securities sold	-	(462,763)
Fair value of investments in marketable securities at end of the period	$3,394,190	$2,251,276

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
Machinery and equipment	$338,426	$343,150
Vehicle	79,704	81,420
Subtotal	418,130	424,570
Less: accumulated depreciation	(138,945)	(132,981)
Total property and equipment, net	$279,185	$291,589

For the three months ended March 31, 2026 and 2025, the Company recognized depreciation expenses of $7,720 and $20,289, respectively.

NOTE 7 – LEASES

The Company has entered into operating leases for office space with terms ranging from two to three years, and finance lease for vehicle with terms of five years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease right-of-use assets and lease liabilities is included in the unaudited consolidated financial statements.

Operating leases costs for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which is recognized on a straight-line basis over the expected life of the leased assets, and interest expense, which is recognized following an effective interest rate method. Leases with initial term of twelve months or less are not recorded in the consolidated balance sheets.

The components of lease costs for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
	2026	2025
Finance lease costs
Amortization of finance lease right-of-use assets	$-	$4,179
Interest on finance lease liabilities	-	198
Total finance lease costs	-	4,377
Operating leases costs	73,522	33,145
Total leases costs	$73,522	$37,522

The following table presents supplemental information related to the Company’s leases for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$-	$198
Operating cash flows from operating leases	61,350	25,185
Financing cash flows from finance lease	-	4,071
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	552,577	-
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	21,970	-

Weighted average remaining lease term (years):
Finance lease	-	3.5
Operating leases	1.7	0.8

Weighted average discount rate (per annum):
Finance lease	0.00%	1.32%
Operating leases	1.45%	4.23%

As of March 31, 2026, the future maturity of lease liabilities is as follows:

Operating
Year Ended December 31,	Leases
Remaining of 2026	$238,721
2027	283,420
2028	-
2029	-
2030	-
Thereafter	-
Total lease payments	522,141
Less: imputed interest	(2,478)
Total lease liabilities	519,663
Less: current portion	(308,119)
Non-current lease liabilities	$211,544

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $278,154 and $282,958 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Customer refund liability*	$500,000	$500,000
Others	98,602	86,175
Total other current liabilities	$598,602	$586,175

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting services agreement with the customer was terminated and the Company would refund $500,000 to the customer in August 2025. As of the date of this report, the Company did not make payment to the customer.

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

As of March 31, 2026 and December 31, 2025, there were $124,508 and $135,982 borrowed and outstanding under the Factoring Agreement, respectively. There are various fees charged by the Factor, including initial discount purchase fee, factoring fee and interest expense. For the three months ended March 31, 2026 and 2025, the Company recorded $10,142 and $8,901 in interest expenses related to Factoring Agreement, respectively.

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

As of March 31, 2026 and December 31, 2025, the balances of the insurance premium financing were $97,773 and $13,430, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded $1,423 and $1,832 in interest expenses related to insurance premium financing, respectively.

NOTE 11 – LONG-TERM DEBTS

The Company’s long-term debts represent loans borrowed from a bank and a financial institution as follows:

Name of Bank/Financial Institution	Amount Borrowed		Loan Duration	Annual Interest Rate	Balance as of March 31, 2026	Balance as of December 31, 2025
First Home Bank	$350,000	(a)	4/18/2019 – 4/18/2029	Wall Street Journal U.S. Prime Rate + 2.75%	$147,701	$157,923
U.S. Small Business Administration	350,000	(a)	5/30/2020 – 5/30/2050	3.75%	338,891	341,051
Aggregate outstanding principal balances					486,592	498,974
Less: current portion					(51,697)	(50,598)
Non-current portion					$434,895	$448,376

(a)	These debts are guaranteed by Prakash Sadasivam, the CEO and non-controlling shareholder of Sigmaways and its subsidiaries, and secured by all assets of Sigmaways.

For the three months ended March 31, 2026 and 2025, the Company recorded $5,060 and $7,061 in interest expenses related to long-term debts, respectively.

As of March 31, 2026, future minimum principal payments for long-term debts are as follows:

Principal
Year Ended December 31,	Payment
Remaining of 2026	$38,216
2027	55,325
2028	60,471
2029	27,857
2030	9,973
Thereafter	294,750
Total	$486,592

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

For the three months ended March 31, 2026 and 2025, the Company’s income tax expense are as follows:

	For the Three Months Ended March 31,
	2026	2025
Current	$17,469	$12,093
Deferred	-	27,515
Income tax expense	$17,469	$39,608

For the three months ended March 31, 2026 and 2025, the effective tax rate were 0.89% and 1.31%, respectively.

NOTE 13 – STOCK-BASED COMPENSATION

On August 6, 2021, the Board of Directors and shareholders of the Company approved a 2021 Equity Incentive Plan (“2021 Plan”), under which 120,000 shares of common shares are authorized for issuance.

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan (“2023 Plan”), under which 100,000 shares of common shares are authorized for issuance.

Stock Options

On December 25, 2021, the Company awarded stock options to purchase 76,725 shares of common shares pursuant to the 2021 Plan at an exercise price of $50.00 per share to various officers, directors, employees and consultants of the Company. The stock options vest on each annual anniversary of the date of issuance, in an amount equal to 25% of the applicable shares of common shares, with the expiration date on December 25, 2031.

On August 9, 2022, the Company awarded stock options to purchase 725 shares of common shares at an exercise price of $49.60 per share to three prior employees of the Company. The stock options are fully vested and exercisable on the grant date, with the expiration date on August 9, 2026.

On February 3, 2023, the Company awarded stock options to purchase 5,000 shares of common shares pursuant to the 2021 Plan at an exercise price of $23.40 per share to an employee of the Company. The stock options vest 50% on the grant date and February 1, 2024, respectively, with the expiration date on February 3, 2033.

The following table summarizes the stock options activities and related information for the three months ended March 31, 2026 and 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2025	75,325	$48.23	7.01	$64,500
Granted	-	-	-	-
Exercised	(5,000)	23.40	-	-
Forfeited	-	-	-	-
As of March 31, 2025	70,325	$50.00	6.68	$-

As of January 1, 2026	56,075	$49.99	5.92	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
As of March 31, 2026	56,075	$49.99	5.67	$-
Vested and exercisable as of March 31, 2026	56,075	$49.99	5.67	$-

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation related to stock options of nil and $30,676, respectively. There was no outstanding unamortized stock-based compensation related to stock options as of March 31, 2026.

Restricted Stock Units (“RSUs”)

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 4,291 RSUs pursuant to the 2021 Plan. The RSUs vest on each annual anniversary of the date of the employment agreements, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date is $424,809.

The following table summarizes the RSUs activities and related information for the three months ended March 31, 2026 and 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2025	2,146	$99.00
Granted	-	-
Vested	(1,073)	99.00
Forfeited	(113)	99.00
Unvested as of March 31, 2025	960	$99.00

Unvested as of January 1, 2026	796	$99.00
Granted	-	-
Vested	(796)	99.00
Forfeited	-	-
Unvested as of March 31, 2026	-	$-

For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation related to RSUs of $2,031 and $1,604, respectively. There was no outstanding unamortized stock-based compensation related to RSUs as of March 31, 2026.

NOTE 14 – SHAREHOLDERS’ EQUITY

Shares Authorized

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

At the Market Offering Agreement (“ATM Agreement”)

On October 23, 2023, the Company entered into a ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common shares, par value of $0.0001 per share, having an aggregate offering price of up to approximately $2 million (“ATM Shares”). The Company pays commission fees of 4% for each completed sale of ATM Shares pursuant to the terms of the ATM Agreement. For the three months ended March 31, 2026 and 2025, the Company sold a total of nil and 794 shares of the ATM Shares for net proceeds of nil and $30,445 after deducting commission fees and other transaction costs, respectively. The subscription receivable of $103,942 related to ATM Shares sold on December 31, 2024 was collected in full on January 2, 2025.

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

On June 30, 2025, the Company entered into a securities purchase agreement and a registration rights agreement with Crom Structured Opportunities Fund I, LP (“Crom Structured”), pursuant to which the Company closed, issued and sold to Crom Structured an aggregate of 2,000 shares of the Company’s designated Series A convertible preferred shares for net proceeds of $1,800,000 after deducting share issuance transaction fees.

For the three months ended March 31, 2026, no shares of Series A convertible preferred shares were converted into common shares.

For the three months ended March 31, 2026, dividends accrued on Series A convertible preferred shares amounted to $27,968.

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

For the three months ended March 31, 2026, no common shares were sold pursuant to the terms of the equity purchase agreement.

Share Repurchase Program for Common Shares

On February 18, 2026, the Board of Directors of the Company approved a share repurchase program (“2026 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $2 million of its outstanding common shares. The timing and amount of repurchases under the program are determined by the Company’s management based on its evaluation of market conditions and other factors. This program has not set termination date and may be suspended or discontinued by at any time.

For the three months ended March 31, 2026, no common shares were repurchased pursuant to the 2026 Share Repurchase Program.

Reverse Stock Split for Common Shares

On March 4, 2026, the Board of Directors of the Company approved a reverse stock split (“2026 Reverse Stock Split”) of the Company’s issued and outstanding common shares at a 1-for-20 ratio. The 2026 Reverse Stock Split was effective on April 2, 2026. The Company’s authorized number of shares and par value per share of common shares were not affected by the 2026 Reverse Stock Split. References made to share and per share information of common shares disclosed for all periods presented have been retroactively adjusted to reflect the effect of the 2026 Reverse Stock Split.

Shares Issued and Outstanding

As of March 31, 2026 and December 31, 2025, there were 1,288,812 and 1,270,991 shares of common shares issued and outstanding, respectively.

As of March 31, 2026 and December 31, 2025, there were 1,017 shares of preferred shares (designated as Series A convertible preferred shares) issued and outstanding.

NOTE 15 – NET LOSS PER SHARE

Basic net loss per share is calculated on the basis of weighted average outstanding common shares. Diluted net loss per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs and Series A convertible preferred shares. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed conversion of share repurchase liability to common shares related to the early exercised stock options and unvested RSUs. Potentially dilutive common shares issuable upon conversion of the Series A convertible preferred shares are determined by applying the if-converted method. Potentially dilutive common shares are not included in the calculation of diluted net loss per share if their effect would be anti-dilutive.

The computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31,
	2026	2025
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net loss from continuing operations	$(1,976,715)	$(3,070,031)
Less: net loss from continuing operations attributable to non-controlling interests	(105,008)	(50,389)
Net loss from continuing operations attributable to HeartCore Enterprises, Inc.	(1,871,707)	(3,019,642)
Dividends accrued on Series A convertible preferred shares	(27,968)	-
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. common shareholders	(1,899,675)	(3,019,642)
Denominator
Weighted average number of common shares outstanding – basic	1,271,631	1,102,702
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic	$(1.49)	$(2.74)

Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net loss from continuing operations attributable to HeartCore Enterprises, Inc.	$(1,871,707)	$(3,019,642)
Less: changes in fair value of derivative liability, net of income tax	(626)	-
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. – diluted	(1,871,081)	(3,019,642)
Denominator
Weighted average number of common shares outstanding – diluted	1,271,631	1,102,702
Net loss from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted	$(1.49)	$(2.74)

	For the Three Months Ended March 31,
	2026	2025
Loss from discontinued operations per common share – basic and diluted
Numerator
Loss from discontinued operations, net of income tax	$-	$(67,350)
Denominator
Weighted average number of common shares outstanding – basic and diluted	1,271,631	1,102,702
Loss from discontinued operations per common share – basic and diluted	$-	$(0.06)

	For the Three Months Ended March 31,
	2026	2025
Net loss attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(1,899,675)	$(3,086,992)
Denominator
Weighted average number of common shares outstanding – basic	1,271,631	1,102,702
Net loss attributable to HeartCore Enterprises, Inc. per common share – basic	$(1.49)	$(2.80)

Net loss attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net loss attributable to HeartCore Enterprises, Inc.	$(1,871,707)	$(3,086,992)
Less: changes in fair value of derivative liability, net of income tax	(626)	-
Net loss attributable to HeartCore Enterprises, Inc. – diluted	(1,871,081)	(3,086,992)
Denominator
Weighted average number of common shares outstanding – diluted	1,271,631	1,102,702
Net loss attributable to HeartCore Enterprises, Inc. per common share – diluted	$(1.49)	$(2.80)

NOTE 16 – DISCONTINUED OPERATIONS

On July 24, 2025, in light of the intense competition of the software market in Japan, the Board of Directors of the Company approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The Company does not expect to have any continuing involvement in HeartCore Japan subsequent to the closing. The Company determines the sale of HeartCore Japan met the criteria for classification as held for sale. Additionally, the Company determines the sale of HeartCore Japan represents a strategic shift that has a major impact on its operations and financial results. Accordingly, all results of operations of HeartCore Japan have been removed from continuing operations and presented as discontinued operations in the unaudited consolidated statements of operations and comprehensive loss for all periods presented. On October 31, 2025, the sale transaction was closed. The Company entered into a purchase agreement to sell 100% of the outstanding shares of HeartCore Japan to Smith Japan Holdings KK for a cash consideration of approximately $12 million, subject to price adjustment.

The following table summarizes the results of operations from discontinued operations, net of income tax in the unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025:

For the Three Months Ended March 31,
2025
Revenues	$1,493,613
Cost of revenues	937,103
Gross profit	556,510
Operating expenses:
Selling expenses	138,238
General and administrative expenses	348,183
Research and development expenses	123,893
Total operating expenses	610,314
Loss from discontinued operations	(53,804)
Other income	3,482
Loss from discontinued operations before income tax expense	(50,322)
Income tax expense	17,028
Loss from discontinued operations, net of income tax	$(67,350)

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

The following table summarizes the selected financial information with respect to the Company’s single operating segment and reportable segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Revenues	$1,245,844	$2,093,413
Less:
Software related cost of revenues	1,014,028	1,470,792
Consulting related cost of revenues	157,771	78,847
Selling expenses	42,812	152,922
General and administrative expenses	1,571,734	1,581,205
Loss from continuing operations	(1,540,501)	(1,190,353)
Total other expenses	(418,745)	(1,840,070)
Loss from continuing operations before income tax expense	(1,959,246)	(3,030,423)
Income tax expense	17,469	39,608
Net loss from continuing operations	$(1,976,715)	$(3,070,031)

Geographic Information

The following table summarizes the breakdown of revenues by geography for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
United States	$929,942	$1,736,018
Japan	25,747	245,543
International	290,155	111,852
Total revenues	$1,245,844	$2,093,413

The following table summarizes the breakdown of long-lived assets by geography as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
United States	$34,442	$27,792
Japan	743,376	292,451
International	7,823	795
Total long-lived assets	$785,641	$321,038

NOTE 18 – SUBSEQUENT EVENTS

On April 1, 2026, the Company converted partial of the warrants it received from a customer as noncash consideration from consulting services into marketable securities.

On April 9, 2026, the Company sold marketable securities for proceeds of approximately $202,000.

During the subsequent period, there were 400 shares of Series A convertible preferred shares converted into 152,753 shares of common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provide a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission (“SEC”) and in our reports and presentations to stockholders or potential stockholders. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue” or similar expressions. Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors, risks and uncertainties can be found in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be updated from time to time, including in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Quarterly Report on Form 10-Q are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

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

Unless the context otherwise requires, references herein to “we,” “us” or the “Company” refer to HeartCore Enterprises, Inc. (“HeartCore USA”) and its consolidated subsidiaries, including HeartCore Financial, Inc. and its branch office in Japan, Higgs Field Co., Ltd., HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), and Sigmaways, Inc. (“Sigmaways”) and its subsidiaries.

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

Go IPO Consulting Services

Since February 2022, we have been offering Go IPO consulting services, which include the following (collectively, the “Services”):

●	Assisting with introductions to law firms, underwriters and auditing firms, in order that clients can make their selections, at their sole discretion;
●	Assisting in the preparation of documentation for internal controls required for an initial public offering and simultaneous listing on the Nasdaq, the NYSE or the NYSE American;
●	Providing support services to remove problematic accounting accounts upon listing support;
●	Translation of requested documents into English;
●	Attend and, if requested by the other party, lead, meetings of management and employees;
●	Provide support services related to the Nasdaq, the NYSE or the NYSE American listing;
●	Conversion of accounting data from Japanese standards to accounting principles generally accepted in the U.S. (“U.S. GAAP”);
●	Assist in the preparation of S-1 or F-1 filings;
●	Creation of English web page; and
●	Preparing an investor presentation/deck and executive summary of the operations.

In providing the Services, we do not provide investment advice regarding the value of securities, nor do we engage in the solicitation of investors or the negotiation of securities transactions. We do not provide accounting or legal advice, and we do not act as an investment advisor or broker-dealer.

Pursuant to the terms of the consulting agreements with our clients, the parties agree that we will not provide the following services, among others: negotiation of the sale of the issuers’ securities; participation in discussions between the issuers and potential investors; assisting in structuring any transactions involving the sale of the issuers’ securities; pre-screening of potential investors; due diligence activities; and providing advice relating to valuation of or financial advisability of any investments in the issuers. Additionally, we do not take part in the selection of, or negotiation of terms with, law firms, underwriters or audit firms. Such selection and negotiation is the sole responsibility of the client.

Pursuant to the terms of the consulting agreements with the issuers, the issuers agree to compensate us as follows in return for the provision of Services during the initial term of the consulting agreements:

●	A cash fee payable in installment payments; and
●	Issuance by issuers to us of warrants or stock acquisition rights to acquire a number of shares of capital stock of the issuer, to initially be equal to a designated percentage of the fully diluted share capital of the issuer, subject to adjustment as set forth in the warrants or stock acquisition rights.

Recent Developments

Share Repurchase Program

During the first quarter of 2026, the Company’s Board of Directors (the “Board”) authorized a share repurchase program, pursuant to which the Company may repurchase up to $2.0 million of its outstanding shares of common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market purchases, privately negotiated transactions or other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable federal securities laws and other applicable legal requirements. The Company expects to fund these repurchases through existing cash balances. Decisions regarding the amount and the timing of purchases under the program will be influenced by the Company’s cash on hand, cash flows from operations, general market conditions and other factors, and the program may be modified, suspended or discontinued at any time. The Company is not obligated to acquire any particular amount of its common stock. This program has no set termination date.

Bylaws Amendment

On March 24, 2026, the Board adopted an amendment (the “Amendment”) to the Company’s bylaws (the “Bylaws”).

Prior to adoption of the Amendment, the second sentence of Section 7.4 of the Bylaws provided that “[i]f any action is brought by any party against another party, relating to or arising out of [the] Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action”, and Section 7.5 of the Bylaws provided (and continues to provide following adoption of the Amendment) that “[a]ll powers, duties and responsibilities provided for in [the] Bylaws, whether or not explicitly so qualified, are qualified by the provisions of the [Company’s certificate of incorporation] and applicable law.”

The Amendment had the effect of amending and restating the second sentence of Section 7.4 of the Bylaws to read as follows: “If any action is brought by any party against another party, relating to or arising out of these Bylaws, or the enforcement hereof, the prevailing party shall be entitled to recover from the other party reasonable attorneys’ fees, costs and expenses incurred in connection with the prosecution or defense of such action, provided that the provisions of this sentence shall not apply with respect to “internal corporate claims” as defined in Section 115 of the DGCL or in connection with any other claim that a stockholder, acting in its capacity as a stockholder or in the right of the Corporation, has brought in an action, suit or proceeding.”

The Amendment was intended to clarify that, consistent with Section 7.5 of the Bylaws and the provisions of the Delaware General Corporation Law, including Section 109(b) thereof, the Bylaws do not contain any provision that would impose liability on a stockholder for the attorneys’ fees or expenses of the Company or any other party in connection with an internal corporate claim, or in connection with any other claim that a stockholder, acting in its capacity as a stockholder or in the right of the Company, has brought in an action, suit or proceeding.

Reverse Stock Split

As previously disclosed, on June 30, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), to effectuate a reverse stock split of the Company’s outstanding shares of common stock, at a ratio of no less than 1-for-2 and no more than 1-for-30, with such ratio to be determined at the sole discretion of the Board. On March 4, 2026, the Board approved a 1-for-20 reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Split”). Subsequently, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate the Reverse Split. The Certificate of Amendment was effective for state law purposes at 4:00 p.m. Eastern Time on April 2, 2026 (the “Effective Time”), after the close of trading on the Nasdaq Capital Market (“Nasdaq”), such that the Company’s common stock began trading on Nasdaq at market open on April 6, 2026, on a post-Reverse Split basis.

As of the Effective Time, issued and outstanding shares of the Company’s common stock were automatically reclassified such that each 20 shares of pre-Reverse Split common stock became one share of common stock, with any fractional shares of common stock resulting being rounded up to the nearest whole share of common stock. The authorized number of shares, and par value per share, of the Company’s common stock were not affected by the Reverse Split.

Compliance with Nasdaq Minimum Bid Price Requirement

As previously disclosed, on May 6, 2025, the Company received written notice (the “Bid Price Notice”) from the Nasdaq Staff indicating that the Company was not in compliance with the Minimum Bid Price Requirement. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. The Bid Price Notice indicated that the Company was provided 180 calendar days, or until November 3, 2025, in which to regain compliance. On November 4, 2025, the Nasdaq Staff notified the Company of its determination that the Company was eligible for an additional 180-day period, or until May 1, 2026, to regain compliance with the Minimum Bid Price Requirement.

On April 20, 2026, the Company received written notice from the Nasdaq Staff that the Company has regained compliance with the Minimum Bid Price Requirement and the matter has now been closed. Accordingly, the Company’s common stock continues to be listed and traded on the Nasdaq Capital Market.

Financial Overview

For the three months ended March 31, 2026 and 2025, we generated revenues of $1,245,844 and $2,093,413, respectively, and reported a net loss from continuing operations of $1,976,715 and $3,070,031, respectively, and had net cash flows used in operating activities of continuing operations of $1,153,590 and $1,691,459, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2026, we had an accumulated deficit of $15,627,241.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our operating results as reflected in our unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended March 31,
	2026		2025		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues	$1,245,844	100.0%	$2,093,413	100.0%	$(847,569)	-40.5%
Cost of revenues	1,171,799	94.1%	1,549,639	74.0%	(377,840)	-24.4%
Gross profit	74,045	5.9%	543,774	26.0%	(469,729)	-86.4%

Operating expenses:
Selling expenses	42,812	3.4%	152,922	7.3%	(110,110)	-72.0%
General and administrative expenses	1,571,734	126.2%	1,581,205	75.5%	(9,471)	-0.6%
Total operating expenses	1,614,546	129.6%	1,734,127	82.8%	(119,581)	-6.9%

Loss from continuing operations	(1,540,501)	-123.7%	(1,190,353)	-56.8%	350,148	29.4%

Other expenses	(418,745)	-33.6%	(1,840,070)	-87.9%	(1,421,325)	-77.2%

Loss from continuing operations before income tax expense	(1,959,246)	-157.3%	(3,030,423)	-144.7%	(1,071,177)	-35.3%

Income tax expense	17,469	1.4%	39,608	1.9%	(22,139)	-55.9%

Net loss from continuing operations	(1,976,715)	-158.7%	(3,070,031)	-146.6%	(1,093,316)	-35.6%

Loss from discontinued operations, net of income tax	-	0.0%	(67,350)	-3.2%	(67,350)	-100.0%

Net loss	(1,976,715)	-158.7%	(3,137,381)	-149.8%	(1,160,666)	-37.0%

Less: net loss attributable to non-controlling interests	(105,008)	-8.4%	(50,389)	-2.4%	54,619	108.4%

Net loss attributable to HeartCore Enterprises, Inc.	(1,871,707)	-150.3%	(3,086,992)	-147.4%	(1,215,285)	-39.4%

Dividends accrued on Series A convertible preferred shares	(27,968)	-2.2%	-	0.0%	27,968	100.0%

Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(1,899,675)	-152.5%	$(3,086,992)	-147.4%	$(1,187,317)	-38.5%

Revenues

Our revenues decreased by $847,569, or 40.5%, to $1,245,844 for the three months ended March 31, 2026 from $2,093,413 for the three months ended March 31, 2025, mainly attributable to a decreased revenue of $827,435 from customized software development and services in connection with the intense competition in the U.S. software market.

Cost of Revenues

Our cost of revenues decreased by $377,840, or 24.4%, to $1,171,799 for the three months ended March 31, 2026 from $1,549,639 for the three months ended March 31, 2025, mainly attributable to a decrease of $539,614 in the cost of customized software development and services, which was in light of the decrease in sales of respective revenues.

Gross Profit

Our gross profit decreased by $469,729, or 86.4%, to $74,045 for the three months ended March 31, 2026 from $543,774 for the three months ended March 31, 2025, mainly attributable to (i) a decrease of $298,720 in gross profit from our Go IPO consulting services, as we as spent more efforts and resources and incurred more outsourcing fees for Go IPO consulting services to enhance our Go IPO consulting customers experience with us, resulted in lower gross profit for our Go IPO consulting services; (ii) a decrease of $287,821 in customized software development and services in light of the decrease in customized software development and services revenues and the increase in respective cost in connection with the increasing subcontracting fees for outsourced software engineers due to the salary level increase in the overall software market; and offset by (iii) an increase of $116,812 in software development and other services provided by HeartCore Luvina due to the increase in software development and other services revenues and decrease in respective cost due to the cost control policy we implemented.

For the reasons discussed above, our overall gross profit margin decreased by 20.1% to 5.9% for the three months ended March 31, 2026 from 26.0% for the three months ended March 31, 2025.

Selling Expenses

Our selling expenses decreased by $110,110, or 72.0%, to $42,812 for the three months ended March 31, 2026 from $152,922 for the three months ended March 31, 2025, primarily attributable to a decrease of $95,668 in advertising and referral expenses, as we reduced certain marketing and referral activities and cancelled promotion campaigns with lower advertising performance.

General and Administrative Expenses

Our general and administrative expenses were $1,571,734 and $1,581,205 for the three months ended March 31, 2026 and 2025, respectively, and remained stable across periods with minor decrease.

Other Expenses, Net

Our other income (expenses) includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, changes in fair value of derivative liability, interest income generated from bank deposits, interest expenses for loans, other income, and other expenses. Total other expenses, net decreased by $1,421,325, or 77.2%, to $418,745 for the three months ended March 31, 2026, from total other expenses, net of $1,840,070 for the three months ended March 31, 2025, primarily attributable to a decrease of $1,485,667 in changes of fair value of investments in marketable securities due to fair value measurement across periods.

Income Tax Expense

Our income tax expense were minimal, which were $17,496 and $39,608 for the three months ended March 31, 2026 and 2025, respectively, as we incurred pre-tax loss positions across periods.

Loss from Discontinued Operations, Net of Income Tax

On July 24, 2025, the Board of Directors of the Company approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Co., Ltd. On October 31, 2025, the Company entered into the HeartCore Japan Agreement with Smith Japan in relation to the sale of HeartCore Co., Ltd. The results of operations of HeartCore Co., Ltd. are reported as discontinued operations for all periods presented, as the sale of HeartCore Co., Ltd. represents a strategic shift that has a major impact on the Company’s operations and financial results. The HeartCore Co., Ltd. sale closed on October 31, 2025. We reported a loss from discontinued operations, net of income tax of $67,350 for the three months ended March 31, 2025.

Net Loss Attributable to Non-controlling Interests

We owned a 51% equity interest of Sigmaways and its subsidiaries and a 51% equity interest of HeartCore Luvina. Accordingly, we recorded net loss attributable to non-controlling interests of $105,008 and $50,389 for the three months ended March 31, 2026 and 2025, respectively.

Dividends Accrued on Series A Convertible Preferred Shares

On June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends accrued on Series A convertible preferred shares of $27,968 and nil for the three months ended March 31, 2026 and 2025, respectively.

Net Loss Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $1,899,675 for the three months ended March 31, 2026, representing a $1,187,317, or 38.5%, decrease from a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $3,086,992 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $774,033 in cash and cash equivalents, as compared to $1,985,962 as of December 31, 2025. We also had $572,547 in accounts receivable as of March 31, 2026. Our accounts receivable primarily include the balance due from customers for our customized software development and services accepted by customers.

As of March 31, 2026, our working capital was $1,010,549. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenues in the future, and our operating and capital expenditure commitments.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Net cash flows used in operating activities of continuing operations	$(1,153,590)	$(1,691,459)
Net cash flows provided by (used in) investing activities of continuing operations	(954)	462,763
Net cash flows provided by (used in) financing activities of continuing operations	(53,513)	162,855
Net cash flows used in discontinued operations	-	(318,949)
Effect of exchange rate changes	(3,872)	2,685
Net change in cash and cash equivalents	(1,211,929)	(1,382,105)
Cash and cash equivalents, beginning of the period	1,985,962	2,121,089
Cash and cash equivalents, end of the period	$774,033	$738,984

Cash Flows from Operating Activities of Continuing Operations

Net cash flows used in operating activities of continuing operations was $1,153,590 for the three months ended March 31, 2026, primarily consisting of the following:

●	Net loss from continuing operations of $1,976,715 for the three months ended March 31, 2026.
●	Offset by loss of $295,997 on fair value changes in investments in marketable securities due to fair value measurement.
●	Offset by a decrease of $135,238 in accounts receivable in line with the decrease in revenues.
●	Offset by an increase of $154,736 in accrued payroll and other employee costs, primarily resulting from Sigmaways’s payroll delayed arrangement in response to its sales slowdown.

Cash Flows from Investing Activities of Continuing Operations

Net cash flows used in investing activities of continuing operations amounted to $954 for the three months ended March 31, 2026, for purchase of property and equipment.

Cash Flows from Financing Activities of Continuing Operations

Net cash flows used in financing activities of continuing operations amounted to $53,513 for the three months ended March 31, 2026, primarily consisting of $23,657 for repayment of insurance premium financing, $12,382 for repayment of long-term debts, and $11,474 for net repayment of factoring arrangement.

Contractual Obligations

Lease Commitment

The Company has entered into operating leases for office space. As of March 31, 2026, the future maturity of lease liabilities is as follows:

Operating
Year Ended December 31,	Leases
Remaining of 2026	$238,721
2027	283,420
2028	-
2029	-
2030	-
Thereafter	-
Total lease payments	522,141
Less: imputed interest	(2,478)
Total lease liabilities	519,663
Less: current portion	(308,119)
Non-current lease liabilities	$211,544

Debts

The Company’s debts included long-term debts borrowed from a bank and a financial institution. As of March 31, 2026, future minimum principal payments for long-term debts were as follows:

Year Ended December 31,	Principal Payment
Remaining of 2026	$38,216
2027	55,325
2028	60,471
2029	27,857
2030	9,973
Thereafter	294,750
Total	$486,592

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. These unaudited consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the unaudited consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We believe there are no critical accounting policies and estimates for the three months ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026, as the same may be amended from time to time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time.

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

(c) During the quarter ended March 31, 2026, no HeartCore USA director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of HeartCore USA securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amendment to Bylaws of the registrant, dated March 24, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 27, 2026).
3.2	Certificate of Amendment to the Certificate of Incorporation, as amended, of the issuer, effective April 2, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: May 15, 2026	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: May 15, 2026	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

