Form 10-Q
period 2026-06-30
HeartCore Enterprises, Inc.
filed 2026-08-13
CIK 1892322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 1,515,328 shares of outstanding common stock of the registrant.

HeartCore Enterprises, Inc.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEARTCORE ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$587,074	$1,904,826
Accounts receivable	62,770	22,830
Investments in marketable securities	2,668,317	3,690,187
Prepaid expenses	114,340	127,565
Deferred offering costs	250,000	250,000
Other current assets	113,670	208,503
Current assets of discontinued operations	-	920,683
Proceeds receivable from sale of discontinued operations	467,970	1,291,298
Total current assets	4,264,141	8,415,892

Non-current assets:
Property and equipment, net	252,389	275,465
Operating lease right-of-use assets	412,976	17,781
Long-term investment in warrants	121,774	280,924
Deferred tax assets	22,286	23,121
Security deposits	270,525	281,313
Other non-current assets	816	549
Non-current assets of discontinued operations	-	29,437
Long-term proceeds receivable from sale of discontinued operations	3,520,918	3,736,995
Total non-current assets	4,601,684	4,645,585

Total assets	$8,865,825	$13,061,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$286,711	$299,042
Accounts payable and accrued expenses – related party	33,946	124,618
Accrued payroll and other employee costs	88,057	64,203
Due to related party	460	285
Insurance premium financing	66,327	13,430
Operating lease liabilities, current	280,326	17,781
Income tax payables	1,737,804	1,857,386
Deferred revenue	568,773	676,216
Derivative liability	74,461	121,719
Other current liabilities	523,236	526,984
Current liabilities of discontinued operations	-	1,628,586
Total current liabilities	3,660,101	5,330,250

Non-current liabilities:
Operating lease liabilities, non-current	139,094	-
Non-current liabilities of discontinued operations	-	448,376
Total non-current liabilities	139,094	448,376

Total liabilities	3,799,195	5,778,626

Shareholders’ equity:
Preferred shares, $0.0001 par value, 20,000,000 shares authorized; Series A convertible preferred shares, 4,000 shares designated, 617 and 1,017 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $748,228 and $1,158,362 as of June 30, 2026 and December 31, 2025, respectively	419,741	691,858
Common shares, $0.0001 par value, 200,000,000 shares authorized, 1,441,565 and 1,270,991 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively*	144	127
Additional paid-in capital	22,128,976	21,902,169
Accumulated deficit	(17,650,321)	(13,755,534)
Accumulated other comprehensive loss	(2,702)	(58,497)
Total HeartCore Enterprises, Inc. shareholders’ equity	4,895,838	8,780,123
Non-controlling interests	170,792	(1,497,272)
Total shareholders’ equity	5,066,630	7,282,851

Total liabilities and shareholders’ equity	$8,865,825	$13,061,477

*	On April 2, 2026, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding common shares. References to share and per share information of common shares in the unaudited consolidated financial statements have been retroactively adjusted. See NOTE 10.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Revenues	$321,428	$187,277	$553,926	$439,909
Cost of revenues (including cost of revenues resulting from transactions with a related party of $151,143 and $265,678 for the three and six months ended June 30, 2026, respectively, and of $31,328 and $56,523 for the three and six months ended June 30, 2025, respectively)	391,643	210,242	732,056	365,142
Gross profit (loss)	(70,215)	(22,965)	(178,130)	74,767

Operating expenses:
Selling expenses	34,867	77,006	69,203	214,596
General and administrative expenses (including general and administrative expenses resulting from transactions with a related party of nil for the three and six months ended June 30, 2026, and of $11,433 and $29,048 for the three and six months ended June 30, 2025, respectively)	718,933	667,507	1,888,888	1,708,906
Total operating expenses	753,800	744,513	1,958,091	1,923,502

Loss from continuing operations	(824,015)	(767,478)	(2,136,221)	(1,848,735)

Other income (expenses):
Changes in fair value of investments in marketable securities	(521,494)	852,709	(817,491)	(928,955)
Changes in fair value of investment in warrants	(9,570)	124,281	(16,635)	72,660
Changes in fair value of derivative liability	48,128	-	47,258	-
Interest income	23	1,223	601	3,444
Interest expenses	(3,054)	(4,042)	(4,477)	(5,874)
Other income	17,086	13,682	31,181	22,995
Other expenses	(236,521)	(366)	(349,386)	(913)
Total other income (expenses)	(705,402)	987,487	(1,108,949)	(836,643)
Income (loss) from continuing operations before income tax expense	(1,529,417)	220,009	(3,245,170)	(2,685,378)
Income tax expense	20,872	5,973	38,341	45,581
Net income (loss) from continuing operations	(1,550,289)	214,036	(3,283,511)	(2,730,959)
Income (loss) from discontinued operations, net of income tax	(489,230)	847,470	(732,723)	655,084
Net income (loss)	(2,039,519)	1,061,506	(4,016,234)	(2,075,875)
Less: net income from continuing operations attributable to non-controlling interests	15,770	8,009	30,074	18,888
Less: loss from discontinued operations attributable to non-controlling interests	(32,209)	(46,405)	(151,521)	(107,673)
Net income (loss) attributable to HeartCore Enterprises, Inc.	(2,023,080)	1,099,902	(3,894,787)	(1,987,090)
Dividends accrued on Series A convertible preferred shares	(19,356)	(611)	(47,324)	(611)
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$(2,042,436)	$1,099,291	$(3,942,111)	$(1,987,701)

Other comprehensive income (loss):
Foreign currency translation adjustment	(18,373)	56,052	(34,513)	48,038
Total comprehensive income (loss)	(2,057,892)	1,117,558	(4,050,747)	(2,027,837)
Less: comprehensive loss attributable to non-controlling interests	(16,838)	(40,783)	(130,384)	(89,935)
Comprehensive income (loss) attributable to HeartCore Enterprises, Inc.	$(2,041,054)	$1,158,341	$(3,920,363)	$(1,937,902)

Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share*
Basic	$(1.12)	$0.19	$(2.51)	$(2.49)
Diluted	$(1.12)	$0.19	$(2.51)	$(2.49)

Income (loss) from discontinued operations per common share*
Basic	$(0.32)	$0.81	$(0.43)	$0.69
Diluted	$(0.32)	$0.81	$(0.43)	$0.69

Net income (loss) attributable to HeartCore Enterprises, Inc. per common share*
Basic	$(1.45)	$1.00	$(2.94)	$(1.80)
Diluted	$(1.45)	$0.99	$(2.94)	$(1.80)

Weighted average common shares outstanding*
Basic	1,410,386	1,104,446	1,341,297	1,103,617
Diluted	1,410,386	1,107,017	1,341,297	1,105,245

*	On April 2, 2026, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding common shares. References to share and per share information of common shares in the unaudited consolidated financial statements have been retroactively adjusted. See NOTE 10.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Shares		Common Shares			Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of		Number of		Subscription	Paid-in	Accumulated	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Shares*	Amount	Receivable	Capital	Deficit	Income	Equity	Interests	Equity
Balance, January 1, 2025	-	$-	1,096,900	$110	$(103,942)	$20,658,236	$(16,244,843)	$343,936	$4,653,497	$(1,191,482)	$3,462,015
Net loss	-	-	-	-	-	-	(3,086,992)	-	(3,086,992)	(50,389)	(3,137,381)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(9,251)	(9,251)	1,237	(8,014)
Issuance of common shares related to at the market offering agreement	-	-	794	-	-	30,445	-	-	30,445	-	30,445
Collection of subscription receivable	-	-	-	-	103,942	-	-	-	103,942	-	103,942
Exercise of stock options	-	-	5,000	1	-	116,999	-	-	117,000	-	117,000
Stock-based compensation	-	-	1,073	-	-	32,280	-	-	32,280	-	32,280
Balance, March 31, 2025	-	-	1,103,767	111	-	20,837,960	(19,331,835)	334,685	1,840,921	(1,240,634)	600,287
Net income (loss)	-	-	-	-	-	-	1,099,902	-	1,099,902	(38,396)	1,061,506
Foreign currency translation adjustment	-	-	-	-	-	-	-	58,439	58,439	(2,387)	56,052
Issuance of Series A convertible preferred shares	2,000	1,360,586	-	-	-	-	-	-	1,360,586	-	1,360,586
Issuance of common shares related to securities purchase agreement	-	-	37,500	4	-	203,269	-	-	203,273	-	203,273
Issuance of common shares related to equity purchase agreement	-	-	24,272	2	-	249,998	-	-	250,000	-	250,000
Dividends accrued on Series A convertible preferred shares	-	-	-	-	-	(611)	-	-	(611)	-	(611)
Stock-based compensation	-	-	-	-	-	27,924	-	-	27,924	-	27,924
Balance, June 30, 2025	2,000	$1,360,586	1,165,539	$117	$-	$21,318,540	$(18,231,933)	$393,124	$4,840,434	$(1,281,417)	$3,559,017

	Preferred Shares		Common Shares		Additional		Accumulated Other	Total HeartCore Enterprises, Inc.		Total
	Number of		Number of		Paid-in	Accumulated	Comprehensive	Shareholders’	Non-controlling	Shareholders’
	Shares	Amount	Shares*	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
Balance, January 1, 2026	1,017	$691,858	1,270,991	$127	$21,902,169	$(13,755,534)	$(58,497)	$8,780,123	$(1,497,272)	$7,282,851
Net loss	-	-	-	-	-	(1,871,707)	-	(1,871,707)	(105,008)	(1,976,715)
Foreign currency translation adjustment	-	-	-	-	-	-	(7,602)	(7,602)	(8,538)	(16,140)
Dividends accrued on Series A convertible preferred shares	-	-	-	-	(27,968)	-	-	(27,968)	-	(27,968)
Stock-based compensation	-	-	796	-	2,031	-	-	2,031	-	2,031
Balance, March 31, 2026	1,017	691,858	1,271,787	127	21,876,232	(15,627,241)	(66,099)	6,874,877	(1,610,818)	5,264,059
Net loss	-	-	-	-	-	(2,023,080)	-	(2,023,080)	(16,439)	(2,039,519)
Foreign currency translation adjustment	-	-	-	-	-	-	(17,974)	(17,974)	(399)	(18,373)
Cumulative translation adjustment reclassified into earnings due to disposal of discontinued operations	-	-	-	-	-	-	81,371	81,371	-	81,371
Derecognition of non-controlling interests upon sale of discontinued operations	-	-	-	-	-	-	-	-	1,798,448	1,798,448
Series A convertible preferred shares converted to common shares	(400)	(272,117)	152,753	15	272,102	-	-	-	-	-
Dividends accrued on Series A convertible preferred shares	-	-	-	-	(19,356)	-	-	(19,356)	-	(19,356)
Reverse stock split rounding adjustment	-	-	17,025	2	(2)	-	-	-	-	-
Balance, June 30, 2026	617	$419,741	1,441,565	$144	$22,128,976	$(17,650,321)	$(2,702)	$4,895,838	$170,792	$5,066,630

*	On April 2, 2026, the Company effected a 1-for-20 reverse stock split of the Company’s issued and outstanding common shares. References to share and per share information of common shares in the unaudited consolidated financial statements have been retroactively adjusted. See NOTE 10.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HEARTCORE ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2026	2025
Cash flows from operating activities of continuing operations:
Net loss	$(4,016,234)	$(2,075,875)
Income (loss) from discontinued operations, net of income tax	(732,723)	655,084
Net loss from continuing operations	(3,283,511)	(2,730,959)
Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities of continuing operations:
Depreciation expense	15,394	28,728
Loss on disposal of property and equipment	-	116,981
Non-cash lease expense	133,553	30,620
Gain on termination of lease	-	(9,059)
Deferred income taxes	-	27,673
Stock-based compensation	2,031	60,204
Changes in fair value of investments in marketable securities	817,491	928,955
Changes in fair value of investment in warrants	16,635	(72,660)
Changes in fair value of derivative liability	(47,258)	-
Gain on settlement of asset retirement obligations	-	(45,873)
Changes in assets and liabilities:
Accounts receivable	(40,102)	(30,439)
Prepaid expenses	120,260	60,557
Other assets	83,271	152,927
Accounts payable and accrued expenses	(9,464)	(106,918)
Accounts payable and accrued expenses – related party	(90,717)	(23,386)
Accrued payroll and other employee costs	25,945	(35,053)
Due to related party	191	(884)
Operating lease liabilities	(126,904)	(23,648)
Income tax payables	11,150	(105,946)
Deferred revenue	(107,443)	(190,163)
Other liabilities	(3,278)	2,865
Net cash flows used in operating activities of continuing operations	(2,482,756)	(1,965,478)

Cash flows from investing activities of continuing operations:
Purchases of property and equipment	(1,840)	-
Proceeds from sale of marketable securities	346,894	1,071,732
Net cash flows provided by investing activities of continuing operations	345,054	1,071,732

Cash flows from financing activities of continuing operations:
Payments for finance lease	-	(8,375)
Repayment of insurance premium financing	(55,103)	(65,257)
Proceeds from issuance of common shares related to at the market offering agreement	-	30,445
Proceeds from collection of subscription receivable	-	103,942
Proceeds from exercise of stock options	-	117,000
Proceeds from issuance of Series A convertible preferred shares and common shares related to securities purchase agreement, net of share issuance costs	-	1,800,000
Net cash flows provided by (used in) financing activities of continuing operations	(55,103)	1,977,755

Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(11,397)	(709,414)
Net cash flows provided by investing activities of discontinued operations	844,198	19,904
Net cash flows used in financing activities of discontinued operations	(22,134)	(206,988)
Net cash flows provided by (used in) discontinued operations	810,667	(896,498)

Effect of exchange rate changes	(16,750)	39,022

Net change in cash and cash equivalents	(1,398,888)	226,533
Cash and cash equivalents – beginning of the period	1,985,962	2,121,089
Cash and cash equivalents – end of the period	$587,074	$2,347,622

Supplemental cash flow disclosures:
Interest paid	$30,674	$63,320
Income taxes paid (received), net	$(17,394)	$131,118

Non-cash investing and financing transactions:
Insurance premium financing	$108,000	$139,500
Warrants converted to marketable securities	$142,515	$-
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$552,577	$23,495
Dividends accrued on Series A convertible preferred shares	$47,324	$611
Series A convertible preferred shares converted to common shares	$272,117	$-
Issuance of common shares related to equity purchase agreement	$-	$250,000

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

In November 2023, HeartCore Japan established a 51% owned subsidiary in Vietnam, HeartCore Luvina Vietnam Company Limited (“HeartCore Luvina”), which is engaged in the business of providing software development and other services. HeartCore Luvina started its operations from February 2024. In October 2025, HeartCore Japan transferred 51% of the outstanding shares of HeartCore Luvina to HeartCore USA. In August 2026, HeartCore USA entered into a purchase agreement to sell 51% of the outstanding shares of HeartCore Luvina to its non-controlling shareholder.

In April 2024, HeartCore Financial incorporated a branch office, HeartCore Financial, Inc. – Japan Branch Office (“HeartCore Financial – Japan”), in Japan. HeartCore Financial – Japan is engaged in the business of providing consulting services.

On July 24, 2025, the Board of Directors approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The sale of HeartCore Japan represented a strategic shift that had a major impact on the results of operations and has been accounted for as a discontinued operation (see NOTE 12). The sale transaction was closed on October 31, 2025.

In October 2025, HeartCore USA incorporated a wholly-owned subsidiary, Higgs Field Co., Ltd. (“Higgs Field”), in Japan. Higgs Field is engaged in the business of providing business and management consulting services.

On March 5, 2026, the Board of Directors approved to sell 51% of the outstanding shares of Sigmaways and its wholly-owned subsidiaries. The sale of Sigmaways and its wholly-owned subsidiaries represented a strategic shift that had a major impact on the results of operations and has been accounted for as a discontinued operation (see NOTE 12). The sale transaction was closed on June 22, 2026.

HeartCore USA, HeartCore Japan, Sigmaways, Sigmaways B.V., Sigmaways Technologies, HeartCore Financial, HeartCore Luvina, HeartCore Financial – Japan and Higgs Field are hereafter referred to as the “Company” unless specific reference is made to an entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of HeartCore USA and its subsidiaries. The Company has presented the assets and liabilities of HeartCore Japan and Sigmaways and its wholly-owned subsidiaries and their results of operations and cash flows as discontinued operations in the unaudited consolidated financial statements as of and for all periods presented. All footnotes exclude balances and activities of HeartCore Japan and Sigmaways and its wholly-owned subsidiaries unless otherwise noted. All significant intercompany accounts and transactions have been eliminated.

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

The Company incurred net loss from continuing operations of $1.6 million and $3.3 million for the three and six months ended June 30, 2026, respectively, and net cash flows used in operating activities of continuing operations of $2.5 million for the six months ended June 30, 2026, primarily due to the macroeconomic downturn environment. As of June 30, 2026, the Company had cash and cash equivalents of $0.6 million, working capital of $0.6 million and accumulated deficit of $17.7 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

Long-lived assets with finite lives, primarily property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value. There were no impairments of these assets during the three and six months ended June 30, 2026 and 2025.

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

The reporting currency of the Company is the US$, and the unaudited consolidated financial statements have been expressed in the US$. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rates on the balance sheet dates. Revenues and expenses are translated at average rates prevailing during the periods. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited consolidated statements of changes in shareholders’ equity.

Revenue Recognition

The Company recognizes revenues under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenues when (or as) the Company satisfies a performance obligation. Revenues amount represents the invoiced value, net of a value-added tax (“Consumption Tax”) and applicable local government levies. The Consumption Tax on sales are calculated at 10% of gross sales in Japan and Vietnam and nil of gross sales in the United States.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to the customers. The Company determines that its contracts do not include a significant financing component. The Company records a contract asset, which is included in accounts receivable in the consolidated balance sheets, when revenues are recognized prior to invoicing. The Company records deferred revenue in the consolidated balance sheets when revenues are recognized subsequent to cash collection for an invoice. Deferred revenue is reported net of related uncollected deferred revenue in the consolidated balance sheets. The amounts of revenues recognized during the six months ended June 30, 2026 and 2025 that were included in the opening deferred revenue balances were approximately $0.1 million and $0.4 million, respectively.

Disaggregation of Revenues

The Company disaggregates its revenues from contracts by revenue stream types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. The Company’s disaggregation of revenues by revenue stream for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from software development services	$239,732	$9,286	$446,483	$16,375
Revenues from consulting services	81,696	177,991	107,443	423,534
Total revenues	$321,428	$187,277	$553,926	$439,909

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivable. The Company usually does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the three and six months ended June 30, 2026 and 2025, customers account for 10% or more of the Company’s revenues are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	74.6%	*	80.6%	*
Customer B	*	17.8%	*	*
Customer C	*	42.7%	11.1%	36.5%
Customer D	*	30.2%	*	36.9%
Customer E	*	*	*	*
Customer F	*	*	*	12.4%
Customer G	*	*	*	10.2%

As of June 30, 2026 and December 31, 2025, customers account for 10% or more of the Company’s accounts receivable are as follows:

	June 30,	December 31,
	2026	2025
Customer A	100.0%	87.6%
Customer H	*	12.4%

For the three and six months ended June 30, 2026 and 2025, vendors account for 10% or more of the Company’s purchases from continuing operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Vendor A	22.7%	*	16.1%	*
Vendor B	16.0%	*	11.2%	*
Vendor C	*	15.0%	16.6%	32.9%
Vendor D	*	14.1%	*	*

As of June 30, 2026 and December 31, 2025, vendors account for 10% or more of the Company’s accounts payable and accrued expenses are as follows:

	June 30,	December 31,
	2026	2025
Vendor B	10.7%	11.7%
Vendor D	12.7%	*
Vendor E	56.1%	53.8%

*	Less than 10%.

Segment Reporting

ASC Topic 280, “Segment Reporting”, requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance and allocating resources. Reportable segments are based on services, geography, legal structure, management structure, or any other manner in which management disaggregates a company (see NOTE 13).

Series A Convertible Preferred Shares and Derivative Liability

When the Company issues the Series A convertible preferred shares (see NOTE 10), it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC Topic 480, “Distinguishing Liabilities from Equity”, and second evaluates whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of the Series A convertible preferred shares would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, as a standalone instrument, meets the definition of an embedded derivative under ASC Topic 815, “Derivatives and Hedging”. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC Topic 815-40, or when it must be settled either in cash or by issuing equity shares that are readily convertible to cash.

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

As of June 30, 2026 and December 31, 2025, the carrying values of current assets, except for investments in marketable securities, and current liabilities, except for derivative liability, approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below (also see NOTE 4 for investments):

Fair Value Measurements as of June 30, 2026
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at June 30, 2026
Investments in marketable securities	$2,668,317	$-	$-	$2,668,317
Long-term investment in warrants	$-	$121,774	$-	$121,774
Derivative liability	$-	$-	$74,461	$74,461

Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Investments in marketable securities	$3,690,187	$-	$-	$3,690,187
Long-term investment in warrants	$-	$280,924	$-	$280,924
Derivative liability	$-	$-	$121,719	$121,719

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

The Company assesses the sales of HeartCore Japan and Sigmaways and its wholly-owned subsidiaries and determines they meet the held for sale criteria and the discontinued operations criteria. The assets and liabilities of Sigmaways and its wholly-owned subsidiaries have been reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. The results of operations of HeartCore Japan and Sigmaways and its wholly-owned subsidiaries are presented as discontinued operations in the unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented. Prior periods have been adjusted to conform to the current presentation. The required disclosures are included in NOTE 12.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, the Company had due to related party balances of $460 and $285, respectively, from Sumitaka Yamamoto, the Chief Executive Officer (“CEO”) and major shareholder of the Company. The balance is unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2026 and 2025, the related party paid operating expenses on behalf of the Company and received the payments in a net amount of $191 and nil, respectively.

As of June 30, 2026 and December 31, 2025, the Company had accounts payable and accrued expenses balances of $33,946 and $124,618, respectively, to Luvina Software Joint Stock Company (“Luvina Software”), the non-controlling shareholder of HeartCore Luvina. During the three and six months ended June 30, 2026, the Company engaged the related party for software development services of $151,143 and $265,678, respectively. During the three and six months ended June 30, 2025, the Company engaged the related party for software development and other support services of $42,761 and $85,571, respectively. During the six months ended June 30, 2026 and 2025, the Company repaid to the related party for operating expenses the related party paid on behalf of the Company of nil and $884, respectively.

NOTE 4 – INVESTMENTS

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

The following table summarizes the Company’s investment in warrants activities for the six months ended June 30, 2026 and 2025:

	For the Six Months
	Ended June 30,
	2026	2025
Fair value of investment in warrants at beginning of the period	$280,924	$577,786
Changes in fair value of investment in warrants	(16,635)	72,660
Warrants converted to marketable securities	(142,515)	-
Fair value of investment in warrants at end of the period	$121,774	$650,446

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

The following table summarizes the Company’s investments in marketable securities activities for the six months ended June 30, 2026 and 2025:

	For the Six Months
	Ended June 30,
	2026	2025
Fair value of investments in marketable securities at beginning of the period	$3,690,187	$4,495,703
Marketable securities converted from warrants*	142,515	-
Changes in fair value of investments in marketable securities	(817,491)	(928,955)
Marketable securities sold	(346,894)	(1,071,732)
Fair value of investments in marketable securities at end of the period	$2,668,317	$2,495,016

*	For the six months ended June 30, 2026 and 2025, the Company exercised 63,558 and nil shares of warrants in exchange for 63,558 and nil shares of common shares, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
	2026	2025
Machinery and equipment	$260,420	$268,319
Vehicle	78,482	81,420
Subtotal	338,902	349,739
Less: accumulated depreciation	(86,513)	(74,274)
Total property and equipment, net	$252,389	$275,465

For the three and six months ended June 30, 2026, the Company recognized depreciation expenses of $7,674 and $15,394, respectively. For the three and six months ended June 30, 2025, the Company recognized depreciation expenses of $8,439 and $28,728, respectively.

NOTE 6 – LEASES

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

The components of lease costs for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease costs
Amortization of finance lease right-of-use assets	$-	$4,309	$-	$8,488
Interest on finance lease liabilities	-	190	-	388
Total finance lease costs	-	4,499	-	8,876
Operating leases costs	70,918	5,051	137,977	31,424
Total leases costs	$70,918	$9,550	$137,977	$40,300

The following table presents supplemental information related to the Company’s leases for the six months ended June 30, 2026 and 2025:

	For the Six Months
	Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$-	$388
Operating cash flows from operating leases	129,565	23,786
Financing cash flows from finance lease	-	8,375
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	552,577	23,495
Remeasurement of operating lease liabilities and right-of-use assets due to lease modification	9,317	-

Weighted average remaining lease term (years):
Finance lease	-	3.2
Operating leases	1.5	2.3

Weighted average discount rate (per annum):
Finance lease	0.00%	1.32%
Operating leases	1.39%	2.51%

As of June 30, 2026, the future maturity of lease liabilities is as follows:

Operating
Year Ended December 31,	Leases
Remaining of 2026	$144,328
2027	279,074
2028	-
2029	-
2030	-
Thereafter	-
Total lease payments	423,402
Less: imputed interest	(3,982)
Total lease liabilities	419,420
Less: current portion	(280,326)
Non-current lease liabilities	$139,094

Pursuant to the operating lease agreements, the Company made security deposits to the lessors. The security deposits amounted to $270,525 and $281,313 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Customer refund liability*	$500,000	$500,000
Others	23,236	26,984
Total other current liabilities	$523,236	$526,984

*	On June 28, 2024, the Company entered into a settlement agreement with a customer, pursuant to which the consulting services agreement with the customer was terminated and the Company would refund $500,000 to the customer in August 2025. As of the date of this report, the Company did not make payment to the customer.

NOTE 8 – INCOME TAXES

United States

HeartCore USA and HeartCore Financial, incorporated in the United States, are subject to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

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

For the three and six months ended June 30, 2026 and 2025, the Company’s income tax expense are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Current	$20,872	$5,815	$38,341	$17,908
Deferred	-	158	-	27,673
Income tax expense	$20,872	$5,973	$38,341	$45,581

For the three and six months ended June 30, 2026, the effective tax rate were 1.36% and 1.18%, respectively. For the three and six months ended June 30, 2025, the effective tax rate were 2.71% and 1.70%, respectively.

NOTE 9 – STOCK-BASED COMPENSATION

On August 6, 2021, the Board of Directors and shareholders of the Company approved a 2021 Equity Incentive Plan (“2021 Plan”), under which 120,000 shares of common shares are authorized for issuance.

On August 1, 2023, the Board of Directors of the Company approved a 2023 Equity Incentive Plan, under which 100,000 shares of common shares are authorized for issuance.

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

The following table summarizes the stock options activities and related information for the six months ended June 30, 2026 and 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2025	75,325	$48.23	7.01	$64,500
Granted	-	-	-	-
Exercised	(5,000)	23.40	-	-
Forfeited	(325)	50.00	-	-
As of June 30, 2025	70,000	$50.00	6.43	$-

As of January 1, 2026	56,075	$49.99	5.92	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
As of June 30, 2026	56,075	$49.99	5.42	$-
Vested and exercisable as of June 30, 2026	56,075	$49.99	5.42	$-

For the three and six months ended June 30, 2026, there was no stock-based compensation related to stock options. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation related to stock options of $22,006 and $52,682, respectively. There was no outstanding unamortized stock-based compensation related to stock options as of June 30, 2026.

Restricted Stock Units (“RSUs”)

On February 9, 2022, the Company entered into executive employment agreements with five executives and granted 4,291 RSUs pursuant to the 2021 Plan. The RSUs vest on each annual anniversary of the date of the employment agreements, in an amount equal to 25% of the applicable shares of common shares. The fair value of the RSUs at grant date is $424,809.

The following table summarizes the RSUs activities and related information for the six months ended June 30, 2026 and 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2025	2,146	$99.00
Granted	-	-
Vested	(1,073)	99.00
Forfeited	(113)	99.00
Unvested as of June 30, 2025	960	$99.00

Unvested as of January 1, 2026	796	$99.00
Granted	-	-
Vested	(796)	99.00
Forfeited	-	-
Unvested as of June 30, 2026	-	$-

For the three and six months ended June 30, 2026, the Company recognized stock-based compensation related to RSUs of nil and $2,031, respectively. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation related to RSUs of $5,918 and $7,522, respectively. There was no outstanding unamortized stock-based compensation related to RSUs as of June 30, 2026.

NOTE 10 – SHAREHOLDERS’ EQUITY

Shares Authorized

The Company is authorized to issue 200,000,000 shares of common shares, par value of $0.0001 per share, and 20,000,000 shares of preferred shares, par value of $0.0001 per share.

At the Market Offering Agreement (“ATM Agreement”)

On October 23, 2023, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common shares, par value of $0.0001 per share, having an aggregate offering price of up to approximately $2 million (“ATM Shares”). The Company pays commission fees of 4% for each completed sale of ATM Shares pursuant to the terms of the ATM Agreement. For the six months ended June 30, 2026 and 2025, the Company sold a total of nil and 794 shares of the ATM Shares for net proceeds of nil and $30,445 after deducting commission fees and other transaction costs, respectively. The subscription receivable of $103,942 related to ATM Shares sold on December 31, 2024 was collected in full on January 2, 2025.

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

On June 30, 2025, the Company entered into a securities purchase agreement and a registration rights agreement with Crom Structured Opportunities Fund I, LP (“Crom Structured”), pursuant to which the Company closed, issued and sold to Crom Structured an aggregate of 2,000 shares of the Company’s designated Series A convertible preferred shares for an aggregate purchase price of $2,000,000. Concurrently with the signing of the securities purchase agreement, the Company issued 37,500 shares of common shares (“37,500 Common Shares”) to Crom Structured for no consideration. The Company received net proceeds of $1,800,000 from the securities purchase agreement after deducting share issuance transaction fees. The net proceeds from the securities purchase agreement were allocated to Series A convertible preferred shares and 37,500 Common Shares based on their relative fair values.

For the three and six months ended June 30, 2026, there were 400 and 400 shares of Series A convertible preferred shares converted into 152,753 and 152,753 shares of common shares, respectively. For the three and six months ended June 30, 2025, no shares of Series A convertible preferred shares were converted into common shares.

For the three and six months ended June 30, 2026, dividends accrued on Series A convertible preferred shares amounted to $19,356 and $47,324, respectively. For the three and six months ended June 30, 2025, dividends accrued on Series A convertible preferred shares amounted to $611 and $611, respectively.

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

Concurrently with the signing of the equity purchase agreement, the Company issued 24,272 shares of common shares to Crom Structured as a commitment fee. The total fair value of the common shares issued for the commitment fee of $250,000 was recorded as deferred offering costs in the consolidated balance sheets.

For the three and six months ended June 30, 2026 and 2025, no common shares were sold pursuant to the terms of the equity purchase agreement.

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

For the three and six months ended June 30, 2026, no common shares were repurchased pursuant to the 2026 Share Repurchase Program.

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

Shares Issued and Outstanding

As of June 30, 2026 and December 31, 2025, there were 1,441,565 and 1,270,991 shares of common shares issued and outstanding, respectively.

As of June 30, 2026 and December 31, 2025, there were 617 and 1,017 shares of preferred shares (designated as Series A convertible preferred shares) issued and outstanding, respectively.

NOTE 11 – NET INCOME (LOSS) PER SHARE

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

The computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. common shareholders	$(1,585,415)	$205,416	$(3,360,909)	$(2,750,458)
Denominator
Weighted average number of common shares outstanding – basic	1,410,386	1,104,446	1,341,297	1,103,617
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – basic	$(1.12)	$0.19	$(2.51)	$(2.49)

Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. common shareholders	$(1,585,415)	$205,416	$(3,360,909)	$(2,750,458)
Add: dividends accrued on unconverted Series A convertible preferred shares	17,156	611	34,124	611
Less: changes in fair value of derivative liability, net of income tax	34,652	-	34,026	-
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. – diluted	(1,602,911)	206,027	(3,360,811)	(2,749,847)
Denominator
Weighted average number of common shares outstanding – diluted	1,410,386	1,104,446	1,341,297	1,103,617
Net income (loss) from continuing operations attributable to HeartCore Enterprises, Inc. per common share – diluted	$(1.12)	$0.19	$(2.51)	$(2.49)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from discontinued operations attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Income (loss) from discontinued operations attributable to HeartCore Enterprises, Inc.	$(457,021)	$893,875	$(581,202)	$762,757
Denominator
Weighted average number of common shares outstanding – basic	1,410,386	1,104,446	1,341,297	1,103,617
Income (loss) from discontinued operations attributable to HeartCore Enterprises, Inc. per common share – basic	$(0.32)	$0.81	$(0.43)	$0.69

Income (loss) from discontinued operations attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Income (loss) from discontinued operations attributable to HeartCore Enterprises, Inc.	$(457,021)	$893,875	$(581,202)	$762,757
Denominator
Weighted average number of common shares outstanding – basic	1,410,386	1,104,446	1,341,297	1,103,617
Dilutive effect of stock options, RSUs and Series A convertible preferred shares	-	2,571	-	1,628
Weighted average number of common shares outstanding – diluted	1,410,386	1,107,017	1,341,297	1,105,245
Income (loss) from discontinued operations attributable to HeartCore Enterprises, Inc. per common share – diluted	$(0.32)	$0.81	$(0.43)	$0.69

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – basic
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$(2,042,436)	$1,099,291	$(3,942,111)	$(1,987,701)
Denominator
Weighted average number of common shares outstanding – basic	1,410,386	1,104,446	1,341,297	1,103,617
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – basic	$(1.45)	$1.00	$(2.94)	$(1.80)

Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – diluted
Numerator
Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$(2,042,436)	$1,099,291	$(3,942,111)	$(1,987,701)
Add: dividends accrued on unconverted Series A convertible preferred shares	17,156	611	34,124	611
Less: changes in fair value of derivative liability, net of income tax	34,652	-	34,026	-
Net income (loss) attributable to HeartCore Enterprises, Inc. – diluted	(2,059,932)	1,099,902	(3,942,013)	(1,987,090)
Denominator
Weighted average number of common shares outstanding – basic	1,410,386	1,104,446	1,341,297	1,103,617
Dilutive effect of stock options, RSUs and Series A convertible preferred shares	-	2,571	-	-
Weighted average number of common shares outstanding – diluted	1,410,386	1,107,017	1,341,297	1,103,617
Net income (loss) attributable to HeartCore Enterprises, Inc. per common share – diluted	$(1.45)	$0.99	$(2.94)	$(1.80)

NOTE 12 – DISCONTINUED OPERATIONS

HeartCore Japan

On July 24, 2025, in light of the intense competition of the software market in Japan, the Board of Directors of the Company approved to enter into a non-binding letter of intent to sell 100% of the outstanding shares of HeartCore Japan. The Company does not expect to have any continuing involvement in HeartCore Japan subsequent to the closing. The Company determines the sale of HeartCore Japan met the criteria for classification as held for sale. Additionally, the Company determines the sale of HeartCore Japan represents a strategic shift that has a major impact on its operations and financial results. Accordingly, all results of operations of HeartCore Japan have been removed from continuing operations and presented as discontinued operations in the unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented. On October 31, 2025, the sale transaction was closed. The Company entered into a purchase agreement to sell 100% of the outstanding shares of HeartCore Japan to Smith Japan Holdings KK for a cash consideration of approximately $12 million, subject to price adjustment. For the six months ended June 30, 2026, the Company received proceeds from sale of discontinued operations for HeartCore Japan of $871,549.

The following table summarizes the results of operations from discontinued operations, net of income tax for HeartCore Japan in the unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Revenues	$2,775,189	$4,268,802
Cost of revenues	969,835	1,906,938
Gross profit	1,805,354	2,361,864
Operating expenses:
Selling expenses	294,647	432,885
General and administrative expenses	409,219	757,402
Research and development expenses	161,481	285,374
Total operating expenses	865,347	1,475,661
Income from discontinued operations	940,007	886,203
Other expenses	(13,300)	(9,818)
Income from discontinued operations before income tax expense (benefit)	926,707	876,385
Income tax expense (benefit)	(15,467)	1,561
Income from discontinued operations, net of income tax	$942,174	$874,824

Sigmaways and Its Wholly-owned Subsidiaries

On March 5, 2026, in light of the intense competition of the software market in the United States, the Board of Directors of the Company approved to sell 51% of the outstanding shares of Sigmaways and its wholly-owned subsidiaries. The Company does not expect to have any continuing involvement in Sigmaways and its wholly-owned subsidiaries subsequent to the closing. The Company determines the assets of Sigmaways and its wholly-owned subsidiaries met the criteria for classification as held for sale. Additionally, the Company determines the sale of Sigmaways and its wholly-owned subsidiaries represents a strategic shift that has a major impact on its operations and financial results. Accordingly, all results of operations of Sigmaways and its wholly-owned subsidiaries have been removed from continuing operations and presented as discontinued operations in the unaudited consolidated statements of operations and comprehensive income (loss) for all periods presented. All assets and liabilities of Sigmaways and its wholly-owned subsidiaries have been presented separately as assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2025. On June 22, 2026, the sale transaction was closed. The Company entered into a purchase agreement to sell 51% of the outstanding shares of Sigmaways and its wholly-owned subsidiaries to Semaphore Technologies, Inc. for a cash consideration of up to $650,000, consisting of (i) closing cash consideration of $1,000, and (ii) additional cash consideration of up to $649,000, upon achievement of certain financial performance milestones. The Company assesses the collection risk from time to time and determines the collection of additional cash consideration is not probable based on the current financial performance of Sigmaways and its wholly-owned subsidiaries. For the six months ended June 30, 2026, the Company received gross proceeds from sale of discontinued operations for Sigmaways and its wholly-owned subsidiaries of $1,000, net of cash divested of $28,351.

The following table summarizes the results of operations from discontinued operations, net of income tax for Sigmaways and its wholly-owned subsidiaries in the unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$523,773	$1,781,780	$1,537,119	$3,622,561
Cost of revenues	422,623	1,346,574	1,254,009	2,741,313
Gross profit	101,150	435,206	283,110	881,248
Operating expenses:
Selling expenses	7,050	13,969	15,526	29,301
General and administrative expenses	148,734	486,301	550,513	1,026,107
Total operating expenses	155,784	500,270	566,039	1,055,408
Loss from discontinued operations	(54,634)	(65,064)	(282,929)	(174,160)
Other expenses	(10,995)	(23,708)	(26,193)	(39,648)
Loss on sale of discontinued operations	(423,496)	-	(423,496)	-
Loss from discontinued operations before income tax expense	(489,125)	(88,772)	(732,618)	(213,808)
Income tax expense	105	5,932	105	5,932
Loss from discontinued operations, net of income tax	(489,230)	(94,704)	(732,723)	(219,740)
Less: loss from discontinued operations attributable to non-controlling interests	(32,209)	(46,405)	(151,521)	(107,673)
Loss from discontinued operations attributable to HeartCore Enterprises, Inc.	$(457,021)	$(48,299)	$(581,202)	$(112,067)

The following table summarizes the assets and liabilities of discontinued operations and non-controlling interests for Sigmaways and its wholly-owned subsidiaries in the consolidated balance sheets as of December 31, 2025:

December 31,
2025
Assets of discontinued operations
Cash and cash equivalents	$81,136
Accounts receivable	685,035
Prepaid expenses	54,512
Current portion of long-term note receivable	100,000
Property and equipment, net	16,124
Operating lease right-of-use assets	11,668
Security deposits	1,645
Total assets of discontinued operations	$950,120

Liabilities of discontinued operations
Accounts payable and accrued expenses	$847,459
Accrued payroll and other employee costs	445,344
Short-term debt – related party	75,000
Current portion of long-term debts	50,598
Factoring liability	135,982
Operating lease liabilities, current	15,012
Other current liabilities	59,191
Long-term debts	448,376
Total liabilities of discontinued operations	$2,076,962

Non-controlling interests	$(1,633,871)

Assets and liabilities classified as held for sale are reported at the lower of carrying amount or fair value less cost to sell. There was no valuation allowance against the assets classified as held for sale. As of the closing date of the sale of Sigmaways and its wholly-owned subsidiaries, the assets and liabilities classified as held for sale and non-controlling interests were derecognized and loss on sale of discontinued operations was recorded.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table summarizes the selected financial information with respect to the Company’s single operating segment and reportable segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$321,428	$187,277	$553,926	$439,909
Less:
Software related cost of revenues	189,729	98,587	372,371	174,640
Consulting related cost of revenues	201,914	111,655	359,685	190,502
Selling expenses	34,867	77,006	69,203	214,596
General and administrative expenses	718,933	667,507	1,888,888	1,708,906
Loss from continuing operations	(824,015)	(767,478)	(2,136,221)	(1,848,735)
Total other income (expenses)	(705,402)	987,487	(1,108,949)	(836,643)
Income (loss) from continuing operations before income tax expense	(1,529,417)	220,009	(3,245,170)	(2,685,378)
Income tax expense	20,872	5,973	38,341	45,581
Net income (loss) from continuing operations	$(1,550,289)	$214,036	$(3,283,511)	$(2,730,959)

Geographic Information

The following table summarizes the breakdown of revenues by geography for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Japan	$81,696	$177,991	$107,443	$423,534
Vietnam	239,732	9,286	446,483	16,375
Total revenues	$321,428	$187,277	$553,926	$439,909

The following table summarizes the breakdown of long-lived assets by geography as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Japan	$659,848	$292,451
Vietnam	5,517	795
Total long-lived assets	$665,365	$293,246

NOTE 14 – SUBSEQUENT EVENTS

On July 10, 2026, the Company paid dividends on Series A convertible preferred shares of $67,870 through issuance of 24,686 shares of common shares.

On July 23, 2026, Crom Structured converted 100 shares of Series A convertible preferred shares into 49,077 shares of common shares.

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

Business Overview

In 2022, HeartCore USA started the Go IPO business, which supports Japanese companies listing on The Nasdaq Stock Market (“Nasdaq”) and the New York Stock Exchange (“NYSE”) in the United States. As of June 30, 2026, we have entered into consulting agreements with 16 companies to assist them in their IPO process, whereby we are entitled to receive from each company a consulting fee that ranges from $380,000 to $900,000 and warrants or stock acquisition rights to purchase 1% to 4% of the fully-diluted share capital of such companies that is exercisable on certain dates at an exercise price of $0.01 or JPY1 per share.

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

Recent Developments

Share Repurchase Program

During the first quarter of 2026, the Company’s Board of Directors (the “Board”) authorized a share repurchase program, pursuant to which the Company may repurchase up to $2.0 million of its outstanding shares of common stock. The Board authorized the Company to purchase its common stock from time to time on a discretionary basis through open market purchases, privately negotiated transactions or other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, in accordance with applicable federal securities laws and other applicable legal requirements. The Company expects to fund these repurchases through existing cash balances. Decisions regarding the amount and the timing of purchases under the program will be influenced by the Company’s cash on hand, cash flows from operations, general market conditions and other factors, and the program may be modified, suspended or discontinued at any time. The Company is not obligated to acquire any particular amount of its common stock. This program has no set termination date. As of June 30, 2026 and August 13, 2026, the Company has repurchased an aggregate of nil and nil shares of common stock, respectively, for an aggregate purchase price of $0 and $0, respectively.

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

Sale of 51% Interest in Sigmaways and Its Subsidiaries

On June 22, 2026, the Company entered into a Stock and Debt Purchase Agreement (the “Sigmaways Agreement”) with Semaphore Technologies, Inc. (“Semaphore”). Pursuant to the terms of the Sigmaways Agreement, the Company sold its entire 51% majority ownership interest in Sigmaways, Inc. (“Sigmaways”) and its subsidiaries, consisting of 229,500 shares of capital stock (the “Sigmaways Shares”).

The purchase price for the Sigmaways Shares is up to $650,000, which reflects the uncertain and disputed nature of the value and collectability of the underlying assets. Pursuant to the terms of the Sigmaways Agreement, the payments would be as follows:

●	A cash payment of $1,000 at closing; and
●	An earn-out amount of up to $649,000, payable within 10 days of the end of the 12-month period following closing, calculated as 10% of Sigmaways’ Gross Revenue (as defined in the Sigmaways Agreement) that exceeds $5,500,000.

The closing of the transactions contemplated by the Sigmaways Agreement occurred on June 22, 2026. Following the closing, the Company has no further operational involvement or obligations with respect to Sigmaways.

The Sigmaways Agreement contains customary representations, warranties, and covenants, including a maximum liability cap equal to the amount actually paid to the Company (except in cases of fraud).

Sale of 51% Interest in HeartCore Luvina

On August 3, 2026, the Company entered into a Capital Contribution Portion Transfer Agreement (the “Transfer Agreement”) with Luvina Software Joint Stock Company (“Luvina”), our non-controlling shareholder of HeartCore Luvina. Pursuant to the terms of the Transfer Agreement, the Company agreed to sell its entire 51% ownership interest in Heartcore Luvina, together with all rights and obligations attaching thereto and accrued up to the date of the Transfer Agreement, to Luvina in exchange for JPY29,000,000 (approximately $184,093).

The closing of the transactions contemplated by the Transfer Agreement is expected to occur on or before August 14, 2026.

The Transfer Agreement contains customary representations, warranties, and covenants.

Financial Overview

For the three months ended June 30, 2026 and 2025, we generated revenues of $321,428 and $187,277, respectively, and reported a net loss from continuing operations of $1,550,289 and net income from continuing operations of $214,036, respectively.

For the six months ended June 30, 2026 and 2025, we generated revenues of $553,926 and $439,909, respectively, and reported a net loss from continuing operations of $3,283,511 and $2,730,959, respectively, and had net cash flows used in operating activities of continuing operations of $2,482,756 and $1,965,478, respectively. As noted in our unaudited consolidated financial statements, as of June 30, 2026, we had an accumulated deficit of $17,650,321.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes our operating results as reflected in our unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended June 30,
	2026		2025		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues	$321,428	100.0%	$187,277	100.0%	$134,151	71.6%
Cost of revenues	391,643	121.8%	210,242	112.3%	181,401	86.3%
Gross loss	(70,215)	-21.8%	(22,965)	-12.3%	47,250	205.7%

Operating expenses:
Selling expenses	34,867	10.8%	77,006	41.1%	(42,139)	-54.7%
General and administrative expenses	718,933	223.7%	667,507	356.4%	51,426	7.7%
Total operating expenses	753,800	234.5%	744,513	397.5%	9,287	1.2%

Loss from continuing operations	(824,015)	-256.3%	(767,478)	-409.8%	56,537	7.4%

Other income (expenses)	(705,402)	-219.5%	987,487	527.3%	(1,692,889)	-171.4%

Income (loss) from continuing operations before income tax expense	(1,529,417)	-475.8%	220,009	117.5%	(1,749,426)	-795.2%

Income tax expense	20,872	6.5%	5,973	3.2%	14,899	249.4%

Net income (loss) from continuing operations	(1,550,289)	-482.3%	214,036	114.3%	(1,764,325)	-824.3%

Income (loss) from discontinued operations, net of income tax	(489,230)	-152.2%	847,470	452.5%	(1,336,700)	-157.7%

Net income (loss)	(2,039,519)	-634.5%	1,061,506	566.8%	(3,101,025)	-292.1%

Less: net income from continuing operations attributable to non-controlling interests	15,770	4.9%	8,009	4.3%	7,761	96.9%
Less: loss from discontinued operations attributable to non-controlling interests	(32,209)	-10.0%	(46,405)	-24.8%	(14,196)	-30.6%

Net income (loss) attributable to HeartCore Enterprises, Inc.	(2,023,080)	-629.4%	1,099,902	587.3%	(3,122,982)	-283.9%

Dividends accrued on Series A convertible preferred shares	(19,356)	-6.0%	(611)	-0.3%	18,745	3,067.9%

Net income (loss) attributable to HeartCore Enterprises, Inc. common shareholders	$(2,042,436)	-635.4%	$1,099,291	587.0%	$(3,141,727)	-285.8%

Revenues

Our revenues increased by $134,151, or 71.6%, to $321,428 for the three months ended June 30, 2026 from $187,277 for the three months ended June 30, 2025, attributable to an increase of $230,446 from software development services in connection with the additional customer orders obtained in HeartCore Luvina, our Vietnamese subsidiary, offset by a $96,295 decrease in revenue from Go IPO consulting services, primarily due to extension of IPO timeline by Go IPO customers during the current period.

Cost of Revenues

Our cost of revenues increased by $181,401, or 86.3%, to $391,643 for the three months ended June 30, 2026 from $210,242 for the three months ended June 30, 2025, attributable to an increase of $91,142 in the cost of software development services in light of the increase in sales; and an increase of $90,259 in the costs of Go IPO consulting services, as we as spent more efforts and resources and incurred more outsourcing fees for Go IPO consulting services to enhance our Go IPO consulting customers experience with us.

Gross Loss

Our gross loss increased by $47,250, or 205.7%, to $70,215 for the three months ended June 30, 2026 from $22,965 for the three months ended June 30, 2025, attributable to an increase of $186,554 in gross loss from our Go IPO consulting services, as we as spent more efforts and resources and incurred more outsourcing fees for Go IPO consulting services to enhance our Go IPO consulting customers experience with us, resulted in gross loss during the current period; offset by an increase of $139,304 in gross profit from our software development services as we implemented cost control policy and enhanced efficiency in rendering such services, resulted in gross profit during the current period.

For the reasons discussed above, our overall gross loss percentage increased by 9.5% to 21.8% for the three months ended June 30, 2026 from 12.3% for the three months ended June 30, 2025.

Selling Expenses

Our selling expenses decreased by $42,139, or 54.7%, to $34,867 for the three months ended June 30, 2026 from $77,006 for the three months ended June 30, 2025, primarily attributable to a decrease of $30,547 in advertising and referral expenses, as we reduced certain marketing and referral activities and cancelled promotion campaigns with lower advertising performance during the current period.

General and Administrative Expenses

Our general and administrative expenses increased by $51,426, or 7.7%, to $718,933 for the three months ended June 30, 2026 from $667,507 for the three months ended June 30, 2025, primarily attributable to (i) an increase of $56,080 in rental expenses mainly due to our relocation to an office with higher rental fees during the current period; partially offset by (ii) a decrease of $10,713 in office, utility and other expenses as we implemented expense saving policy to cut down various operating expenses in order to save operating cash flows during the current period.

Other Income (Expenses), Net

Our other income (expenses) includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, changes in fair value of derivative liability, interest income generated from bank deposits, interest expenses for insurance premium financing, other income, and other expenses. Total other income (expenses), net decreased by $1,692,889, or 171.4%, to $705,402, total other expenses, net for the three months ended June 30, 2026, from total other income, net of $987,487 for the three months ended June 30, 2025, primarily attributable to a decrease of $1,374,203 in changes in fair value of investments in marketable securities and a decrease of $133,851 in change in fair value of investment in warrants due to fair value measurement across periods.

Income Tax Expense

Our income tax expense was minimal, which were $20,872 and $5,973 for the three months ended June 30, 2026 and 2025, respectively, as we incurred pre-tax loss positions and/or had sufficient net operating losses carry forward to offset taxable income position.

Income (Loss) from Discontinued Operations, Net of Income Tax

On October 31, 2025, the Company entered into the HeartCore Japan Agreement with Smith Japan in relation to the sale of 100% equity interest in HeartCore Co., Ltd. The HeartCore Co., Ltd. sale closed on October 31, 2025. On June 22, 2026, the Company entered into the Sigmaways Agreement with Semaphore in relation to the sale of 51% equity interest in Sigmaways and its subsidiaries. The Sigmaways and its subsidiaries sale closed on June 22, 2026.

The results of operations of HeartCore Co., Ltd. and Sigmaways and its subsidiaries are reported as discontinued operations for all periods presented, as the sale of HeartCore Co., Ltd. and Sigmaways and its subsidiaries represented strategic shift that had major impact on the Company’s operations and financial results. We reported a loss from discontinued operations, net of income tax, of $489,230 and an income from discontinued operations, net of income tax, of $847,470 for the three months ended June 30, 2026 and 2025, respectively.

Net Income from Continuing Operations Attributable to Non-controlling Interests

We owned a 51% equity interest of HeartCore Luvina. Accordingly, we recorded net income from continuing operations attributable to non-controlling interests of $15,770 and $8,009 for the three months ended June 30, 2026 and 2025, respectively.

Loss from Discontinued Operations Attributable to Non-controlling Interests

As mentioned above, we owned a 51% equity interest of Sigmaways and its subsidiaries before disposal on June 22, 2026. Accordingly, we recorded loss from discontinued operations attributable to non-controlling interests of $32,209 and $46,405 for the three months ended June 30, 2026 and 2025, respectively.

Dividends Accrued on Series A Convertible Preferred Shares

On June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends accrued on Series A convertible preferred shares of $19,356 and $611 for the three months ended June 30, 2026 and 2025, respectively.

Net Income (Loss) Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $2,042,436 for the three months ended June 30, 2026, representing a $3,141,727, or 285.8%, decrease from a net income attributable to HeartCore Enterprises, Inc. common shareholders of $1,099,291 for the three months ended June 30, 2025.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our operating results as reflected in our unaudited consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2026 and 2025, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Six Months Ended June 30,
	2026		2025		Variance
		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	%
Revenues	$553,926	100.0%	$439,909	100.0%	$114,017	25.9%
Cost of revenues	732,056	132.2%	365,142	83.0%	366,914	100.5%
Gross profit (loss)	(178,130)	-32.2%	74,767	17.0%	(252,897)	-338.2%

Operating expenses:
Selling expenses	69,203	12.5%	214,596	48.8%	(145,393)	-67.8%
General and administrative expenses	1,888,888	341.0%	1,708,906	388.4%	179,982	10.5%
Total operating expenses	1,958,091	353.5%	1,923,502	437.2%	34,589	1.8%

Loss from continuing operations	(2,136,221)	-385.7%	(1,848,735)	-420.2%	287,486	15.6%

Other expenses	(1,108,949)	-200.2%	(836,643)	-190.2%	272,306	32.5%

Loss from continuing operations before income tax expense	(3,245,170)	-585.9%	(2,685,378)	-610.4%	559,792	20.8%

Income tax expense	38,341	6.9%	45,581	10.4%	(7,240)	-15.9%

Net loss from continuing operations	(3,283,511)	-592.8%	(2,730,959)	-620.8%	552,552	20.2%

Income (loss) from discontinued operations, net of income tax	(732,723)	-132.3%	655,084	148.9%	(1,387,807)	-211.9%

Net loss	(4,016,234)	-725.1%	(2,075,875)	-471.9%	1,940,359	93.5%

Less: net income from continuing operations attributable to non-controlling interests	30,074	5.4%	18,888	4.3%	11,186	59.2%
Less: loss from discontinued operations attributable to non-controlling interests	(151,521)	-27.4%	(107,673)	-24.5%	43,848	40.7%

Net loss attributable to HeartCore Enterprises, Inc.	(3,894,787)	-703.1%	(1,987,090)	-451.7%	1,907,697	96.0%

Dividends accrued on Series A convertible preferred shares	(47,324)	-8.5%	(611)	-0.1%	46,713	7,645.3%

Net loss attributable to HeartCore Enterprises, Inc. common shareholders	$(3,942,111)	-711.6%	$(1,987,701)	-451.8%	$1,954,410	98.3%

Revenues

Our revenues increased by $114,017, or 25.9%, to $553,926 for the six months ended June 30, 2026 from $439,909 for the six months ended June 30, 2025, attributable to an increase of $430,108 from software development services in connection with the additional customer orders obtained in HeartCore Luvina, our Vietnamese subsidiary, offset by a $316,091 decrease in revenue from Go IPO consulting services, primarily due to extension of IPO timeline by Go IPO customers during the current period.

Cost of Revenues

Our cost of revenues increased by $366,914, or 100.5%, to $732,056 for the six months ended June 30, 2026 from $365,142 for the six months ended June 30, 2025, attributable to an increase of $197,731 in the cost of software development services in light of the increase in sales; and an increase of $169,183 in the costs of Go IPO consulting services, as we as spent more efforts and resources and incurred more outsourcing fees for Go IPO consulting services to enhance our Go IPO consulting customers experience with us.

Gross Profit (Loss)

Our gross profit (loss) decreased by $252,897, or 338.2%, to gross loss of $178,130 for the six months ended June 30, 2026 from gross profit of $74,767 for the six months ended June 30, 2025, attributable to a decrease of $485,274 in gross loss from our Go IPO consulting services, as we as spent more efforts and resources to enhance our Go IPO consulting customers experience with us, resulted in gross loss during the current period; offset by an increase of $232,377 in gross profit from our software development services as we implemented cost control policy and enhanced efficiency in rendering such services, resulted in gross profit during the current period.

For the reasons discussed above, our overall gross profit (loss) percentage decreased by 49.2% to -32.2% for the six months ended June 30, 2026 from 17.0% for the six months ended June 30, 2025.

Selling Expenses

Our selling expenses decreased by $145,393, or 67.8%, to $69,203 for the six months ended June 30, 2026 from $214,596 for the six months ended June 30, 2025, primarily attributable to a decrease of $118,938 in advertising and referral expenses, as we reduced certain marketing and referral activities and cancelled promotion campaigns with lower advertising performance during the current period.

General and Administrative Expenses

Our general and administrative expenses increased by $179,982, or 10.5%, to $1,888,888 for the six months ended June 30, 2026 from $1,708,906 for the six months ended June 30, 2025, primarily attributable to (i) an increase of $115,880 in salaries and welfare expenses due to the establishment of the new wholly-owned subsidiary, Higgs Field Co., Ltd.; (ii) an increase of $97,505 in rental expenses mainly due to our relocation to an office with higher rental fees during the current period; partially offset by (iii) a decrease of $59,399 in office, utility and other expenses as we implemented expense saving policy to cut down various operating expenses in order to save operating cash flows during the current period.

Other Expenses, Net

Our other income (expenses) includes changes in fair value of investments in marketable securities, changes in fair value of investment in warrants, changes in fair value of derivative liability, interest income generated from bank deposits, interest expenses for insurance premium financing, other income, and other expenses. Total other expenses, net increased by $272,306, or 32.5%, to $1,108,949 for the six months ended June 30, 2026, from $836,643 for the six months ended June 30, 2025, primarily attributable to an increase of $348,473 in other expenses, which mainly contributed by foreign currency exchange loss for proceeds receivable from sale of discontinued operations of HeartCore Co., Ltd. which was denominated in Japanese Yen and Japanese Yen to US$ exchange rate depreciated during the current period, partially offset by a decrease of $111,464 in loss on fair value changes of investments in marketable securities due to fair value measurement across periods.

Income Tax Expense

Our income tax expense was minimal, which were $38,341 and $45,581 for the six months ended June 30, 2026 and 2025, respectively, as we incurred pre-tax loss positions.

Income (Loss) from Discontinued Operations, Net of Income Tax

On October 31, 2025, the Company entered into the HeartCore Japan Agreement with Smith Japan in relation to the sale of 100% equity interest in HeartCore Co., Ltd. The HeartCore Co., Ltd. sale closed on October 31, 2025. On June 22, 2026, the Company entered into the Sigmaways Agreement with Semaphore in relation to the sale of 51% equity interest in Sigmaways and its subsidiaries. The Sigmaways and its subsidiaries sale closed on June 22, 2026.

The results of operations of HeartCore Co., Ltd. and Sigmaways and its subsidiaries are reported as discontinued operations for all periods presented, as the sale of HeartCore Co., Ltd. and Sigmaways and its subsidiaries represented strategic shift that had major impact on the Company’s operations and financial results. We reported a loss from discontinued operations, net of income tax, of $732,723 and an income from discontinued operations, net of income tax, of $655,084 for the six months ended June 30, 2026 and 2025, respectively.

Net Income from Continuing Operations Attributable to Non-controlling Interests

We owned a 51% equity interest of HeartCore Luvina. Accordingly, we recorded net income from continuing operations attributable to non-controlling interests of $30,074 and $18,888 for the six months ended June 30, 2026 and 2025, respectively.

Loss from Discontinued Operations Attributable to Non-controlling Interests

As mentioned above, we owned a 51% equity interest of Sigmaways and its subsidiaries before disposal on June 22, 2026. Accordingly, we recorded loss from discontinued operations attributable to non-controlling interests of $151,521 and $107,673 for the six months ended June 30, 2026 and 2025, respectively.

Dividends Accrued on Series A Convertible Preferred Shares

On June 30, 2025, we issued 2,000 shares of Series A convertible preferred shares, which were granted a cumulative dividend of 10% per annum. Accordingly, we recorded dividends accrued on Series A convertible preferred shares of $47,324 and $611 for the six months ended June 30, 2026 and 2025, respectively.

Net Loss Attributable to HeartCore Enterprises, Inc. Common Shareholders

As a result of the foregoing, we reported a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $3,942,111 for the six months ended June 30, 2026, representing a $1,954,410, or 98.3%, increase from a net loss attributable to HeartCore Enterprises, Inc. common shareholders of $1,987,701 for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had $587,074 in cash and cash equivalents, as compared to $1,904,826 as of December 31, 2025. We also had $62,770 in accounts receivable as of June 30, 2026.

As of June 30, 2026, our working capital was $604,040. In assessing our liquidity, management monitors and assesses our cash and cash equivalents, our ability to generate sufficient revenues in the future, and our operating and capital expenditure commitments.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025
Net cash flows used in operating activities of continuing operations	$(2,482,756)	$(1,965,478)
Net cash flows provided by investing activities of continuing operations	345,054	1,071,732
Net cash flows provided by (used in) financing activities of continuing operations	(55,103)	1,977,755
Net cash flows provided by (used in) discontinued operations	810,667	(896,498)
Effect of exchange rate changes	(16,750)	39,022
Net change in cash and cash equivalents	(1,398,888)	226,533
Cash and cash equivalents, beginning of the period	1,985,962	2,121,089
Cash and cash equivalents, end of the period	$587,074	$2,347,622

Cash Flows from Operating Activities of Continuing Operations

Net cash flows used in operating activities of continuing operations was $2,482,756 for the six months ended June 30, 2026, primarily consisting of the following:

●	Net loss from continuing operations of $3,283,511 for the six months ended June 30, 2026;
●	A decrease of $107,443 in deferred revenue due to recognition of revenues from deferred revenues during the six months ended June 30, 2026;
●	Offset by loss of $817,491 on fair value changes in investments in marketable securities due to fair value measurement;
●	Offset by a non-cash lease expenses of $133,553.

Net cash flows used in operating activities of continuing operations was $1,965,478 for the six months ended June 30, 2025, primarily consisting of the following:

●	Net loss from continuing operations of $2,730,959 for the six months ended June 30, 2025;
●	A decrease of $190,163 in deferred revenue due to recognition of revenues from deferred revenues during the six months ended June 30, 2025;
●	Offset by loss of $928,955 on fair value changes in investments in marketable securities due to fair value measurement.

Cash Flows from Investing Activities of Continuing Operations

Net cash flows provided by investing activities of continuing operations amounted to $345,054 for the six months ended June 30, 2026, primarily consisting of proceeds of $346,894 from sale of marketable securities.

Net cash flows provided by investing activities of continuing operations amounted to $1,071,732 for the six months ended June 30, 2025, for proceeds from sale of marketable securities.

Cash Flows from Financing Activities of Continuing Operations

Net cash flows used in financing activities of continuing operations amounted to $55,103 for the six months ended June 30, 2026, for repayment of insurance premium financing.

Net cash flows provided by financing activities of continuing operations amounted to $1,977,755 for the six months ended June 30, 2025, primarily consisting of proceeds of $1,800,000 from issuance of Series A convertible preferred shares and common shares related to securities purchase agreement, net of share issuance costs and proceeds of $117,000 from exercise of stock options.

Cash Flows from Discontinued Operations

Net cash flows provided by discontinued operations amounted to $810,667 for the six months ended June 30, 2026.

Net cash flows used in discontinued operations amounted to $896,498 for the six months ended June 30, 2025.

Contractual Obligations

Lease Commitment

The Company has entered into operating leases for office space. As of June 30, 2026, the future maturity of lease liabilities is as follows:

Operating
Year Ended December 31,	Leases
Remaining of 2026	$144,328
2027	279,074
2028	-
2029	-
2030	-
Thereafter	-
Total lease payments	423,402
Less: imputed interest	(3,982)
Total lease liabilities	419,420
Less: current portion	(280,326)
Non-current lease liabilities	$139,094

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. These unaudited consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the unaudited consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate the estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We believe there are no critical accounting policies and estimates for the six months ended June 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective, for the same reason as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026, as the same may be amended from time to time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Following the strategic disposition of Sigmaways and its subsidiaries, our revenue has become concentrated among a smaller number of key customers. The loss of, or a material reduction in business from, any of these customers, or a failure to collect outstanding receivables, could have a material adverse effect on our business, financial condition, and results of operations.

On June 22, 2026, we completed the sale of our entire 51% majority interest in Sigmaways and its subsidiaries. Following this transaction, we no longer consolidate or derive revenue from Sigmaways and its subsidiaries’ operational activities.

Prior to the disposition, a significant portion of our consolidated revenue was derived through Sigmaways and its subsidiaries. Following the sale of Sigmaways and its subsidiaries, our revenue from continuing operations is now significantly more concentrated among a smaller group of customers. For the three and six months ended June 30, 2026, a limited number of customers accounted for a substantial majority of our revenues and outstanding accounts receivable. If we fail to retain these key clients or if they reduce their commitments, our consolidated revenue will decline disproportionately. Our revenues and cash flows may experience heightened volatility, making financial performance less predictable from period to period

Our accounts receivable is concentrated among a small number of customers. Any deterioration in the financial condition or liquidity of these key customers, or general macroeconomic weakness in our primary geographic markets, could increase our credit risk and result in significant delay, default, or non-payment of outstanding accounts receivable.

Furthermore, the consideration of the disposition of Sigmaways and its subsidiaries consists of $1,000 upfront cash consideration and an earn-out consideration of up to $649,000 contingent on post-closing gross revenue thresholds over 12 months. We cannot provide assurance that any earn-out consideration will be realized.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between April 6, 2026 and July 23, 2026, the Company issued an aggregate of 201,830 shares of common shares upon the conversion of an aggregate of 500 shares of the Company’s Series A convertible preferred shares.

On July 10, 2026, the Company issued 24,686 shares of common shares upon the conversion of accrued dividends payable on the Company’s Series A convertible preferred shares.

Each of the issuances described above was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. Each recipient represented to the Company that it was an “accredited investor” as defined in Rule 501(a) of Regulation D, was acquiring the securities for investment and not with a view to, or for resale in connection with, any distribution thereof, and had access to information about the Company sufficient to make an informed investment decision. The book-entry positions representing the shares are subject to customary restrictive legends under the Securities Act. No underwriting discounts or commissions were paid in connection with these issuances, and there was no general solicitation or advertising.

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

(c) During the quarter ended June 30, 2026, no HeartCore USA director or officer adopted or terminated a contract, instruction or written plan for the purchase or sale of HeartCore USA securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Certificate of Amendment to the Certificate of Incorporation, as amended, of the issuer, effective April 2, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 6, 2026).
10.1	Stock and Debt Purchase Agreement, dated as of June 22, 2026, by and between the registrant and Semaphore Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2026).
10.2	Capital Contribution Portion Transfer Agreement, dated August 3, 2026, by and between the registrant and Luvina Software Joint Stock Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 7, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HEARTCORE ENTERPRISES, INC.

Dated: August 13, 2026	By:	/s/ Sumitaka Yamamoto
Sumitaka Yamamoto
Chief Executive Officer and President (principal executive officer)

Dated: August 13, 2026	By:	/s/ Qizhi Gao
Qizhi Gao
Chief Financial Officer (principal financial officer and principal accounting officer)

